Form 10KSB
period 1997-12-31
MIDWESTERN RESOURCES INC
filed 1998-07-02
CIK 316643

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB

     Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

     Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

COMMISSION FILE NUMBER:  0-9474

                              POTOMAC ENERGY CORPORATION
                       (FORMERLY MIDWESTERN RESOURCES, INC.)
                   (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                OKLAHOMA                                 73-1088064
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

           1400 FOUNDERS TOWER
          5900 MOSTELLER DRIVE
         OKLAHOMA CITY, OKLAHOMA                         73112-4605

(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:(405) 840-1427


   Securities to be registered under
        Section 12(b) of the Act:

           Title of each class              Name of each exchange on which
                                                      registered
                  NONE                                   NONE


   Securities to be registered under
        Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has
been subject to such filing requirements for the past 90 days.  Yes     No  X
                                                                    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer's revenues for its most recent fiscal year was $1,443.

The aggregate market value of the voting stock held by non-affiliates based upon the price at which the common equity was sold ($.25 per share) as of June 29, 1998, was $1,257,065.

The number of outstanding of Common Stock as of June 29, 1998, was 7,628,261.

                        TRANSITIONAL SMALL BUSINESS DISCLOSURE
                                 FORMAT (CHECK ONE):
                                Yes     No  X
                                    ---    ---

                                  TABLE OF CONTENTS


                                                                                                          PAGE
Part I
Item 1.  Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.  Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . .  8

Part II
Item 5.  Market for Common Equity and Related Stockholders Matters . . . . . . . . . . . . . . . . . . . .  8
Item 6.  Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . . .  9
Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . 12

Part III
Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
         with Section 16(a) of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
Item 11. Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . . . . . . . 15
Item 12. Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . . . 16
Item 13. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
         (a)  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16
         (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

             CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING INFORMATION

     Certain statements under the captions "Item 1. Description of Business," "Item 2. Description of Property," and "Item 6. Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and the documents referenced herein constitute "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of Potomac Energy Corporation, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither Potomac Energy Corporation nor any other person assumes responsibility for the accuracy and completeness of these statements.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

BACKGROUND

     Potomac Energy Corporation ("PEC" or the "Company") (formerly Midwestern Resources, Inc.) was formed in 1980 under the laws of the State of Oklahoma and became inactive and its corporate charter was suspended in 1983. In March 1998, the Company was reincorporated under the name "Midwestern-Oklahoma Energy Resources Corporation." Effective June 17, 1998, Potomac Energy (Bermuda) Ltd., a Bermuda corporation ("Potomac (Bermuda)"), merged with and into Potomac Exploration Acquisition Corporation, a wholly-owned subsidiary of the Company ("Potomac Acquisition"), pursuant to a Plan of Reorganization and Agreement of Merger dated June 12, 1998 (the "Merger"). As a condition of the Merger, on June 17, 1998, the outstanding Common Stock of the Company was reverse split on the basis of one share for each 41.40846 outstanding shares, which resulted in 578,261 shares of Common Stock being outstanding immediately prior to the Merger (the "Reverse Stock Split"). In consummation of the Merger, the Company issued 7,050,000 shares of its Common Stock to the former shareholders of Potomac (Bermuda) and the Company's name was changed to "Potomac Energy Corporation." The Merger was accounted for as a reverse acquisition of the Company by Potomac (Bermuda). Potomac (Bermuda) was formed on April 7, 1997. Immediately prior to the Merger, the Company did not have any assets or liabilities.

     The Company is a development stage company engaged in the exploration and development of oil and gas properties outside of North America. The Company, through its subsidiaries, owns interests in a prospective area located in Colombia, South America, which is in the initial stages of exploration and development. Prior to the Merger, Potomac (Bermuda) had not conducted any operations other the acquisition of the interests in the Rosablanca Association Contract and the Montecristo Association Contract for exploration and development of the Rosablanca and Montecristo Blocks within the Middle Magdalena Valley Basin, Colombia, South America. The Rosablanca and Montecristo Blocks are in the initial stages of exploration. See "Item 2. Description of Property--Middle Magdalena Valley Basin." The Company also may seek to acquire additional oil and gas exploration opportunities in Colombia which management believes may have large reserve potential; however, there is no assurance that additional interests will be acquired or if acquired will be capable of commercial development and production. All references to the "Company" includes Potomac Energy Corporation and its subsidiaries, unless the context indicates otherwise.

EXPLORATION STRATEGY

     The Company's oil and gas exploration and development operations are currently focused entirely on its activities in Colombia, South America. Such operations are conducted through the Columbian branch of Potomac Energy (BVI) Ltd., a wholly-owned British Virgin Islands subsidiary corporation ("Potomac
(BVI)"). The dependence on the activities in Columbia is likely to be reflected in both the short-term performance and the Company's long-term financial results. The Company may serve as operator with respect to those properties acquired pursuant to association contracts in which the Company obtains a controlling interest or holds the largest ownership interest; however, it is anticipated that the Company will also participate in the development of properties operated by third parties and in some cases may delegate operations to a third party. The Company's business strategy includes:

 - Establishing production, cash flow and reserve value by developing proved undeveloped reserves;

 - Building the Company's base of operations by initially concentrating its development activities in Colombia;

 - Acquiring additional properties with potential for development drilling to establish and maintain a significant inventory of undeveloped prospects and to establish and enhance the Company's foundation for future growth;

 - Serving as operator of its wells to ensure technical performance and reduce costs;

 - Establish relationships with other oil and gas exploration companies to access their undeveloped properties, geological data and financial resources;

 - Managing financial risk and mitigating technical risk by drilling in known productive trends with multi-geologic potential, diversifying investment over a number of wells in the Company's primary operating areas, developing properties that provide a balance between short and long reserve lives, and establishing and maintaining a balanced reserve profile between oil and gas; and

 -   Maintaining low general and administrative expenses.

     Oil and gas exploration and development is a speculative business and involves a high degree of risk. The Company is subject to all the risks normally incident to drilling for and producing oil and gas, including hazards such as high-pressured formations, blowouts, cratering, fires, spills, or other hazards or conditions, any of which could result in damage to or loss of life or property. In accordance with industry practice, the Company is not fully insured against these risks nor are all such risks insurable. Payment of such potential liabilities would reduce the funds available for exploration, drilling and production and could have a material adverse effect on the Company.

     The Company has expended, and plans to continue to expend, significant amounts of capital on the acquisition and exploration of its oil and gas interests. Even if the results of such activities are favorable, subsequent drilling at significant costs must be conducted on a property to determine if commercial development of the property is feasible. Oil and gas drilling may involve unprofitable efforts, not only from dry holes but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. It is difficult to project the costs of implementing an exploratory drilling program due to the inherent uncertainties of drilling in unknown formations, the costs associated with encountering various drilling conditions, such as high-pressured zones and tools lost in the hole, and changes in drilling plans and locations as a result of prior exploratory wells or additional seismic data and interpretations thereof. The marketability of oil and gas which may be acquired or discovered by the Company will be affected by the quality and viscosity of the production and by numerous factors beyond its control, including market fluctuations, the proximity and capacity of oil and gas pipelines and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, importing and exporting of oil and gas and environmental protection. There can be no assurance the Company will be able to discover, develop and produce sufficient reserves in Colombia or elsewhere to recover the costs and expenses incurred in connection with the acquisition, exploration and development thereof and achieve profitability.

COLOMBIA--OVERVIEW

     The Company's success currently depends entirely on its drilling and exploration activities in Colombia. This dependence is likely to be reflected in both the short-term performance and the Company's long-term financial results.

     The Company's principal asset is a 25 percent interest in the Association Contracts that relate to Rosablanca and Montecristo Blocks located in the Middle Magdalena Valley Basin in and around Bogota, Colombia, South America (the "Rosablanca and Montecristo Association Contracts"). As of the date of this Report, a well has not been drilled on either of the Rosablanca and Montecristo Blocks. The Rosablanca and Montecristo Association Contracts were issued by Empresa Colombiana de Petroleos ("Ecopetrol"), the state-owned Colombian oil company, in November 1997, and provide generally for a six-year exploration phase followed by a 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required commencing at the end of the sixth year of the Rosablanca and Montecristo Association Contracts. The Company currently intends to participate in the drilling of the initial well on the Magdalena Valley Basin before the end of 1998. See "Item 2. Description of Property--Middle Magdalena Valley Basin--Rosablanca and Montecristo Association Contracts."

     The Rosablanca and Montecristo Association Contracts entitle the Company to engage in exploration, development and production activities on approximately 695,000 acres (173,750 net acres) located in the Middle Magdalena Valley Basin, before any relinquishment to Ecopetrol.

     Colombia is the fourth largest country in South America, with a total land area of more than 1,038,700 square kilometers, with a population of 35.9 million people (1993 census). The official language is Spanish and the official currency is the Colombian peso. Colombia has a democratic form of government. While Colombia experiences insurgency and national political protests, the Colombian economy has been among the best performers in Latin America during the past 20 years. According to publicly available information, Colombia's Gross Domestic Product ("GDP") has grown by an average of four percent annually in the last 10 years, approximately twice the average for Latin America. Colombia is the only country in South America that did not have a single year of negative GDP or declining per capita income growth in the 1980s and the 1990s. Colombia recently introduced legislation to attract foreign investment in energy projects. The measures include the exemption of new oil operations from the $1 per barrel tax which was levied in 1992 to finance protection of oil operations.

     According to publicly available information, the United States is Colombia's largest trading partner, accounting for more than 43 percent of that country's total imports and 38 percent of its total exports. The United States is also the top provider of eight of Colombia's 15 largest imports. United State oil companies now account for 11 of the 18 largest foreign oil concerns operating in Colombia. Colombia is Latin America's third leading crude exporter to the United States, after Venezuela and Mexico.

     Colombia is the only country in South America that has seaports on both the Pacific and Atlantic Oceans, which provide access to major oil markets. The country has three main crude oil export pipelines leading to the port of Covenas in Colombia. The pipeline from Cano Limon has a maximum capacity of 200,000 barrels of oil per day ("BOPD"), and two pipelines from Vasconia with 300,000 and 500,000 BOPD capacities.

     The geology of Colombia has been studied since the mid-1800s and has continued to the present, amassing some detail of the tectonic framework and related stratigraphy. During the evolution of the geological knowledge of Colombia, oil and natural gas exploration has been pursued in the Llanos, Putumayo and Magdalena basins. Exploration in the Magdalena Valley Basin began in 1918 with the drilling of the Guataqui wells in the Girardot subbasin, followed in 1951 by the Ortega discovery. Since the mid-1980's the oil industry has been the single largest component of economic growth, with total Colombian oil reserves currently estimated to be approximately 3.7 billion barrels of recoverable oil. As of December 1993, 210 exploratory wells had been drilled, resulting in the discovery of 30 fields.

     Two major physiographic features dominate the geography of Colombia. To the west lie the Andes mountains, which, north of the Ecuador border, bifurcate into three ranges, the Western, Central and Eastern Cordillera, extending toward the Caribbean coast. These ranges are separated by the Cauca and Magdalena valleys, respectively. To the east lies the Llanos, a savanna within the bounds of the Orinoco Basin, which extends over the remainder of the country.

     Association contracts acquired from Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol"), after being approved by all proper Colombian governmental authorities as well as the board of Ecopetrol, are mutually executed by the parties and subsequently recorded as a public deed in Colombia. Therefore, ownership of an association contract is of public record and protected by Colombian law.

RISKS INHERENT IN FOREIGN OPERATIONS

     There are risks inherent in the fact that the Company has acquired and intends to continue to acquire interests in oil and gas properties located outside of North America in some cases in countries which may be considered politically and economically unstable.

     Foreign properties, operations or investments may be adversely affected by local political and economic developments, exchange controls, currency fluctuations, royalty and tax increases, retroactive tax claims, renegotiation of contracts with governmental entities, expropriation, import and export regulations and other foreign laws or policies governing operations of foreign-based companies, as well as by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, as the Company's operations are governed by foreign laws, in the event of a dispute, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

     The Company's business is subject to political risks inherent in all foreign operations. While Colombia has no history of nationalizing its business nor expropriation of foreign assets, the Company's oil and gas operations are subject to certain risks, including: (i) loss of revenue, property, and equipment as a result of unforeseen events such as expropriation, nationalization, war and insurrection, (ii) risks of increases in taxes and governmental royalties, (iii) renegotiation of contracts with governmental entities, and (iv) changes in laws and policies governing operations of foreign-based companies in Colombia. Guerrilla activity in Colombia has disrupted the operation of oil and gas projects in certain areas in Colombia but has not affected the Company's interest in the Rosablanca and Montecristo Association Contracts. The Colombian government continues its efforts through negotiation and legislation to reduce the problems and effects of insurgent groups, including regulations containing sanctions such as impairment or loss of contract rights on companies and contractors if found to be giving aid to such groups. The associate parties will continue to cooperate with the government, and do not expect that future guerrilla activity will have a material impact on the exploration and development of the Rosablanca and Montecristo Association Contracts. However, there can be no assurance that such activity will not occur or have such an impact and no opinion can be given on what steps the government may take in response to any such activity. Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. As of the date of this Report, Colombia has received such certification. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, has been or will be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation will not approve financing for new projects in Colombia; United States representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President of the United States and Congress retain the right to apply future trade sanctions. Each of these consequences of the failure to receive such certification could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia.

JOINT VENTURE ARRANGEMENTS

     As a means of diversifying exploration risks, the Company has and expects to continue to enter into joint venture arrangements for the exploration and development of properties acquired under association contracts initially obtained by the Company or acquire only partial interests in oil and gas properties through joint venture agreements with other oil and gas corporations that may, by the terms of such joint venture agreements, be the operators of such properties and joint ventures. Although the Company can take certain steps to determine if the risk of the exploration activities to be conducted by the designated operator of such joint ventures is appropriately spread over a number of prospects within a contract area of an association contract, there can be no assurance that the risk will be so allocated, that the exploration activities will be carried out by the operator in a manner deemed appropriate by the Company or that the activities will be successful. In addition, the Company's ability to continue its exploration and development activities may be dependent upon the decision of its joint venture partner or partners to continue exploration and development activities and to finance their respective portions of the costs and expenses of the joint venture exploration activities. If the Company's joint venture partners do not elect to continue and to finance their obligations to the joint venture, the Company may be required to accept an assignment of the partners' interests therein and assume their financing obligations of further development or relinquish the Company's interest in the joint venture or the association contract.

MARKETS

     In the event the Company's exploration and development drilling activities result in the discover and production of oil and gas and upon Ecopetrol's declaration of the commerciality of the Company's discovery, oil produced from the Rosablanca and Montecristo Blocks may be sold to Ecopetrol or to third parties provided that 75 percent of the purchase price is paid in United States currency and the remainder in Colombian pesos. In the event the production is required to satisfy internal demand for oil in Colombia, the Company may be required to sell some or all of its production to Ecopetrol at prevailing market prices. It is anticipated that any oil and gas production of the Company from its Colombian operations will be sold to Ecopetrol under contracts that provide for cancellation by either party with notice. In the event of cancellation by Ecopetrol, the Company would be required to arrange for the export and sale of its production.

     Since the early 1970's the market price for crude oil has been significantly affected by policies adopted by the member nations of the Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. The Company is unable to predict the effect, if any, which OPEC policy or price changes would have on any decision of Ecopetrol to continue or cancel production purchase contracts with the Company or the effect such policies and price changes might have on the ability of the Company to otherwise profitable export and market the Company's production from Colombia in the event Ecopetrol should elect to cancel productions purchase contracts with may be entered into for the purchase of the Company's production.

     Changes in natural gas and crude oil prices significantly affect the revenues and cash flows of the Company attributable to oil and gas production and the value of its oil and gas properties. Declines in the prices of crude oil and natural gas could have a material adverse effect on the business and financial condition of the Company. The Company is unable to predict whether the prices of crude oil and natural gas will rise, stabilize or decline in the future.

REGULATION

     The Company's operations are subject to regulations imposed by the local regulatory authorities including, without limitation, currency regulation, import and export regulation, taxation and environmental controls. The regulations also generally specify, among other things, the extent to which properties may be acquired or relinquished, permits necessary for drilling of wells, spacing of wells, measures required for preventing waste of oil and gas resources and, in some cases, rates of production and sales prices to be charged to purchasers. Specifically, Colombian operations are governed by a number of ministries and agencies including Ecopetrol, the Ministry of Mines and Energy, and the Ministry of the Environment. It is possible that the administration and enforcement of current environmental laws and regulations or the passage of new environmental laws or regulations in Colombia could result in substantial costs and liabilities in the future or in delays in obtaining the necessary permits to conduct and expand the Company's operations in such country. The Company has experienced and may continue to experience delays in obtaining the necessary environmental permits to expand its operations in Colombia.

EMPLOYEES

     As of June 19, 1998, the Company The Company's operations are managed from its offices in Oklahoma City, with a staff of five employees as of June 19, 1998, and use professional consulting services as needed. The Company's employees are not represented by a labor organization. The Company and its subsidiaries consider the relations with their employees and consultants to be good.dd

ITEM 2.   DESCRIPTION OF PROPERTY.

MIDDLE MAGDALENA VALLEY BASIN

     The Company has identified and completed the preliminary investigation of oil and gas reserves existing in the Middle Magdalena Valley Basin in and around Bogota, Colombia. The Company has acquired a 25 percent interest in the Rosablanca and Montecristo Association Contracts on a joint-venture basis granting rights to develop oil and gas in certain specified properties known as the Rosablanca and the Montecristo Blocks (sometimes referred to as the Rosablanca II Block) located in the Middle Magdalena Valley Basin. The Rosablanca Block covers approximately 326,000 acres and the Montecristo Block covers approximately 375,000 acres.

     Oil and gas reserves have been investigated and explored in the Magdalena Valley Basin since as early as 1940. The first commercial field was established by Trocco Oil in 1951 with proven recoverable reserves in excess of 800 million barrels. Through the use of advanced technologies and exploration techniques such as seismic, gravimetric and magneto metric surveys, combined with now historically proven data and exploratory drilling, additional potentially large reserves have been identified and recovered throughout the Middle Magdalena Valley Basis. Several independent oil companies such as Trident Energy, Harken Oil and Gas, and Seven Seas along with major oil and gas producers such as Exxon, Inc., and Texaco, Inc., have made important recent discoveries that have drawn international attention to all of Central and South America.

     To date, approximately 1,300 kilometers of 2-D seismic data has been acquired on the Rosablanca Block and the Montecristo Block. Based on analysis and processing of such data, it is estimated that combined anticipated recoverable oil reserves from the Rosablanca and Montecristo Blocks exceed one billion barrels.

     Pursuant to agreement dated February 27, 1997 (the "GHK Agreement"), Omnipresent Exploration and Production Corporation (formerly Potomac Energy Corporation and predecessor in interest of Potomac (Bermuda)) and GHK Company, L.L.C., an Oklahoma limited liability company ("GHK"), agreed to jointly acquire and develop any association contracts related to the Rosablanca Block and the Montecristo Block acquired by Potomac (Bermuda) or GHK. Under the GHK Agreement, the applications to acquire the association contract was assign to GHK for the purpose of allowing the association contracts on the specified blocks to be acquired by GHK. With respect to any association contract obtained, GHK agreed to assign a 25 percent interest in such association contract to Potomac Energy (BVI) Ltd., a British Virgin Islands wholly-owned subsidiary corporation of the Company ("Potomac (BVI)). GHK is proposed to be designated as operator under the association contracts obtained. The GHK Agreement further provides that (i) upon issuance of the association contracts, GHK will to pay Potomac (Bermuda) US$150,000, (ii) GHK will provide any initial guarantee for the performance of exploratory activity under the association contracts as required by Ecopetrol, (iii) following issuance of each such association contract, Potomac (Bermuda) will have three months to (A) qualify Potomac (BVI) to do business in Colombia, (B) reimburse GHK 25 percent of any initial guarantees required by Ecopetrol, and (C) demonstrate financial capability to pay 25 percent of the costs to perform the first year obligations of the association contract, and (iv) cause Potomac (BVI) to enter into an International Operating Agreement with accounting procedure for each contract area naming GHK's branch company as operator. In the event the Company is unable, within the three-month period, to pay its 25 percent share of the guarantee or demonstrate financial ability to pay 25 percent of the costs to perform the first year obligations of the association contract, the Company will forfeit all rights to its interest in the association contract. Pursuant to the Merger, Potomac Acquisition acquired and assumed all obligations of Potomac (Bermuda) under the agreement with GHK. Following execution of the GHK Agreement, it was assigned and transferred to Seven Seas Petroleum, Inc. ("Seven Seas") and to Potomac (BVI). As of the date of this Report, Potomac (BVI) is qualified to do business in Colombia.

     ROSABLANCA AND MONTECRISTO ASSOCIATION CONTRACTS. On November 19, 1997, the Association Contracts related to the Rosablanca Block and Montecristo Block (the " Rosablanca and Montecristo Association Contracts") were awarded to the Colombian branch of Seven Seas and the Company became entitled to receive a 25 percent interest in the Association Contracts, subject to the GHK Agreement. In connection with obtaining the Rosablanca and Montecristo Association Contracts, Seven Seas was not required to provide any form of financial guarantee of performance of the other Rosablanca and Montecristo Association Contracts.

     The Rosablanca and Montecristo Association Contracts provide generally for a three-to-six year exploration phase followed by a 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required commencing at the end of the sixth year of each contract. Under the terms of each contract, Seven Seas and the Company are required over a three-to-six-year period to undertake and complete certain work commitments involving exploration and development of the Rosablanca Block and the Montecristo Block. Seven Seas and the Company are required during the first two years of the contracts to reprocess existing seismic date (300 kilometers on the Rosablanca Block and 500 kilometers on the Montecristo Block), acquire and interpret landstat images and perform surface geological and geochemical work, and shoot and evaluate 100 kilometers of new two dimensional seismic and, at the election of the Company and Seven Sears, during the third year to drill one exploratory well. In the event after the first two years, the Company and Seven Seas elect to drill an exploratory well, they will be required to relinquish and reduce their interest in the block to not more than 247,100 acres (100,000 hectares). The contract will terminate at the end of the third year, unless an extension is granted by Ecopetrol pursuant to application or a commercial field has been discovered.
The exploration period may be further extended beyond the third year upon annual application to and approval by Ecopetrol for up to three years. During each year of this extension, Seven Seas and the Company will be required to drill one additional exploratory well that penetrates an hydrocarbon producing formation. In the event such work commitments are not completed as required, the contract rights will be forfeited. Furthermore, if a commercial field is discovered during the initial three-year period of the contract or any extension thereof, the block or contract area will be reduced 50 percent, two years thereafter will be reduced 50 percent of the remaining block or contract area and two years thereafter will be further reduced to the commercial fields that are producing or under development plus a reserve belt
2.5 kilometers wide surrounding each Commercial Field within the block or contract area. Upon application to and approval by Ecopetrol, the period for retention of the block or contract area may be extended for up to four years.

     Under the terms of the contracts, Ecopetrol will receive a royalty equal to 20 percent of production (after pipeline tariffs are deducted) on behalf of the Colombian government and, in the event a commercially feasible discovery is made, Ecopetrol will acquire a 50 percent interest in the remaining production, bear 50 percent of the development costs, and reimburse Seven Seas, the Company and other joint venture partners, from Ecopetrol's share of future production, for 50 percent of the costs of certain exploration activities. Upon acceptance of a field as commercial, Ecopetrol will acquire a 50 percent interest therein and the interests of the other parties to the contract, including the Company, will be reduced by 50 percent; all decisions regarding the development of a commercial field will be made by an Executive Committee consisting of representatives of the parties to the contract who will vote in proportion to their respective interests in such contract. Decisions of the Executive Committee will be made by the affirmative vote of the holders of over 50 percent of the interests in the contract.

     If any commercial field in the respective contract areas produces in excess of 60 million barrels, Ecopetrol's interest in production and costs for such contract area increases from 50 percent to 75 percent as the ratio of the accumulated income attributable to Seven Seas, the Company or any other joint venture partner other than Ecopetrol to the accumulated development, exploration and operating costs of such parties (less any expenses reimbursed by Ecopetrol) increases from one to one to two to one.

     Under the terms of the association contracts, in the event a discovery is made and is not deemed to be commercially feasible by Ecopetrol, Seven Seas and the Company may expend up to $2 million over a one-year period to further develop the field, 50 percent of which will be reimbursed if Ecopetrol subsequently accepts the commercial feasibility thereof. If Ecopetrol does not declare the field commercial, the joint venture may continue to develop the field at its own expense. In such event, Ecopetrol will have the right to acquire a 50 percent interest therein upon payment of 200 percent of the amounts expended by the joint venture, which payment may be made out of Ecopetrol's share of future production.

     The Company's net income, as defined under Colombian law, from Colombian sources is subject to Colombian corporate income tax at a rate of 35 percent. An additional remittance tax is imposed upon remittance of profits abroad at a rate of five percent.

PLAN OF DEVELOPMENT

     Seven Seas and the Company have established a 24-month plan of development of the Rosablanca and Montecristo Blocks. Under this plan, in addition to the minimum work commitments under the Rosablanca and Montecristo Association Contracts (the cost of which is estimated to be approximately $750,000),Seven Seas and the Company propose to (i) the obtain and process new two-dimensional seismic (75 kilometers on the Montecristo Blaock and 50 kilometers on the Rosablanca Block) at an estimated cost of $550,000, (ii) identify and drill one exploratory well on the Rosablanca Block at an estimated cost of $500,000, (iii) drill one horizontal well on the Rosablanca Block at an estimated cost of $1,750,000, (iv) drill three additional horizontal wells on the Rosablanca Block at an estimated cost of $3,750,000, and (v) reenter and deepen an existing well on the Montecristo Block at an estimated cost of $500,000. In addition, the Company plans on participating, on a joint-venture basis, in the reworking of existing wells with a major oil company on blocks outside the Rosablanca and Montecristo Blocks at an estimated cost of $4,000,000. The timing and undertakings under the development plan will depend upon a number of factors, most of which will not be within the control of the Company, including availability of capital resources of the Company and its joint venture partners, the results of geological and geophysical surveys and analysis, the expected or actual results of each development undertaking or operation which in large part may be affected by the anticipated or current cost of such operations and the prices of crude oil and natural gas, general domestic and international economic conditions within and without the oil and gas industry, and Columbian legal and regulatory compliance. Therefore, this can be no assurance that such plan of development will be successful or will be completed as anticipated as of the date of this Report.

UNCERTAINTY OF FUTURE ESTIMATES OF OIL AND NATURAL GAS RESERVES

     As of the date of this Report, the Company does not have any proved oil and gas reserves. However, it is anticipated that through development of the Company's interest in the Middle Magdalena Valley Basin and other properties acquired and developed, the Company will obtain and provide to the shareholders of the Company, through annual reports or other means, estimates of the Company's oil and gas reserves. Estimates of the Company's proved oil and gas reserves and projected future net revenues will be based on reserve reports prepared by independent petroleum engineers. The estimation of reserves requires substantial judgment on the part of the petroleum engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Different reserve engineers may make different estimates of reserve quantities and revenues attributable thereto based on the same data. Estimates of proved undeveloped reserves, which in the future may comprise a substantial portion of the Company's reserves, are by their nature less certain. The accuracy of any reserve estimate depends on the quality of the available data as well as engineering and geological interpretation and judgment. Results of drilling, testing and production and changes in the assumptions regarding decline and production rates, crude oil prices, revenues, taxes, capital expenditures, operating expenses, geologic success and quantities of recoverable crude oil may vary substantially from those assumed in the estimates, may result in revisions to such estimates and could materially affect the estimated quantities and related value of reserves set forth herein. The estimates of future net revenues will reflect oil and gas prices as of the date of estimation, without escalation. There can be no assurance, however, that such prices will be realized or that the estimated production volumes will be produced during the periods indicated. Future performance that deviates significantly from the reserve reports could have a material adverse effect on the Company.

OFFICE PROPERTIES

     The Company maintains its executive office in approximately 2000 square feet at 1400 Founders Tower, 5900 Mosteller Drive, Oklahoma City, Oklahoma 73112-4605. The office premises are occupied under a lease which expires June 30, 1998, and the monthly rental payment is $3,100. The Company has entered into a three year lease covering approximately 3,400 square feet, requiring monthly rental payments of $4,000, at Suite 1100W, The Oil Center, 2601 Northwest Expressway, Oklahoma City, Oklahoma 73112-7293, to which the Company will relocate its executive offices on July 1, 1998. The Company considers such space to be adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company does not have any pending litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year ended December 31, 1997, the Company did not submit any matters to a vote of its shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company's Common Stock has not been traded since 1983 and as of the date of this Report a market does not exist for the Common Stock. On March 26, 1998, there were approximately 1,625 holders of the Company's Common Stock.

     The Company's dividend policy is to retain its earnings, if any, to support the expansion of its operations. The Board of Directors of the Company does not intend to pay cash dividends on the Common Stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors. The Company's future earnings and cash flow are dependent principally upon the operating results of the exploration and production activities of Potomac (BVI) in Colombia, South America, and it is anticipated that such dependency will continue indefinitely in the future.

PENNY STOCK TRADING RULES

     As of the date of this Report, a market for the Common Stock does not exist. However, it is anticipated, although there can be no assurance, that the Common Stock will be included and quoted on the Electronic Bulletin Board System operated by the National Association of Securities Dealers, Inc. in the near term. In such event, the Common Stock will be subject to the "penny stock" trading rules. The penny stock trading rules impose additional duties and responsibilities upon broker-dealers recommending the purchase of a penny stock (by a purchaser that is not an accredited investor as defined by Rule 501(a) promulgated by the Commission under the 1933 Act) or the sale of a penny stock. Among such duties and responsibilities, with respect to a purchaser who has not previously had an established account with the broker-dealer, the broker-dealer is required to (i) obtain information concerning the purchaser's financial situation, investment experience, and investment objectives and (ii) make a reasonable determination that transactions in the penny stock are suitable for the purchaser and the purchaser (or his independent adviser in such transactions) has sufficient knowledge and experience in financial matters and may be reasonably capable of evaluating the risks of such transactions, followed by receipt of a manually signed written statement which sets forth the basis for such determination and which informs the purchaser that it is unlawful to effectuate a transaction in the penny stock without first obtaining a written agreement to the transaction. Furthermore, until the purchaser becomes an established customer (I.E., having had an account with the dealer for at least one year or, the dealer had effected three sales or more of penny stocks on three or more different days involving three or more different issuers), the broker-dealer must obtain from the purchaser a written agreement to purchase the penny stock which sets forth the identity and number of shares or units of the security to be purchased prior to confirmation of the purchase. A dealer is obligated to provide certain information disclosures to the purchaser of a penny stock, including (i) a generic risk disclosure document which is required to be delivered to the purchaser before the initial transaction in a penny stock, (ii) a transaction-related disclosure prior to effecting a transaction in the penny stock (I.E., confirmation of the transaction) containing bid and asked information related to the penny stock and the dealer's and salesperson's compensation (I.E., commissions, commission equivalents, markups and markdowns) in connection with the transaction, and (iii) the purchaser-customer must be furnished account statements, generally on a monthly basis, which include prescribed information relating to market and price information concerning the penny stocks held in the customer's account. The penny stock trading rules do not apply to those transactions in which a broker-dealer or salesperson does not make any purchase or sale recommendation to the purchaser or seller of the penny stock.

     Required compliance with the penny stock trading rules affect or will affect the ability to resell the Common Stock by a holder principally because of the additional duties and responsibilities imposed upon the broker-dealers and salespersons recommending and effecting sale and purchase transactions in such securities. In addition, many broker-dealers will not effect transactions in penny stocks, except on an unsolicited basis, in order to avoid compliance with the penny stock trading rules. The penny stock trading rules consequently may materially limit or restrict the liquidity typically associated with other publicly traded equity securities. In this connection, the holder of Common Stock may be unable to obtain on resale the quoted bid price because a dealer or group of dealers may control the market in such securities and may set prices that are not based on competitive forces. Furthermore, at times there may be a lack of bid quotes which may mean that the market among dealers is not active, in which case a holder of Common Stock may be unable to sell such securities. Because market quotations in the over-the-counter market are often subject to negotiation among dealers and often differ from the price at which transactions in securities are effected, the bid and asked quotations of the Common Stock may not be reliable.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

PLAN OF OPERATION

     The Company's plan of operation for the next 12 months is focused on the exploration, development and production operations to be conducted in Colombia,
South America.   See "Item 2.  Description of Property--Middle Magdalena Valley
Basin--Plan of Development."

RESULTS OF OPERATIONS

     Potomac (Bermuda) was formed on April 7, 1997. Prior to the Merger, PEC was inactive and did not have any assets or liabilities. Effective June 17, 1998, Potomac (Bermuda) merged with and into Potomac Acquisition and became a wholly-owned subsidiary of PEC. The Merger was accounted for as a reverse acquisition of PEC by Potomac (Bermuda) under the purchase method of accounting. Therefore, the following discussion and analysis of results of operations discussed below are only those of to Potomac (Bermuda) prior to the Merger. See "Item 1. Description of Business--Background" and "Item 12. Certain Relationships and Related Transactions."

     Potomac (Bermuda) is a development stage company that during the period April 7, 1997 (Inception) through December 31, 1997, did not have any revenue from oil and gas sales and incurred a net loss of $695,799. There is no assurance that the Company will have revenues from oil and gas sales in the future. The only revenues received by Potomac (Bermuda) during 1997 was derived from interest income of $1,443 earned or accrued on cash and cash and marketable securities. During 1997, Potomac (Bermuda) obtained interests in the Rosablanca and Montecristo Association Contracts and in connection therewith incurred $692,557 in professional fees and consulting expenses and incurred miscellaneous expenses of $4,685. Other than the activities associated with obtaining the Rosablanca and Montecristo Association Contracts, Potomac (Bermuda) did not conduct any operating activities during 1997.

     During the three months ended March 31, 1998, Potomac (Bermuda) did not have any revenue from oil and gas sales and incurred a net loss of $247,685. The only revenues received by Potomac (Bermuda) during the three months ended March 31, 1998 was derived from interest income of $1,007 earned or accrued on cash and cash and marketable securities. In connection with the Rosablanca and Montecristo Association Contracts Potomac (Bermuda) incurred professional fees and consulting expenses of $247,888 and miscellaneous expenses of $804.

     YEAR 2000 COMPUTER SYSTEM COMPLIANCE

     The Company's computer systems are year 2000 compliant. The Company's computer systems which employed two digit year date format rather than four digit date format have been programed to comply with year 2000 requirements on a system-by-system basis.

     ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

     In June 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which requires the reporting of all items of income that are recognized under accounting standards as components of comprehensive income, consisting of both net income and those items that bypass the income statement and are reported in the balance within a separate component of stockholders' equity, be reported in a financial statement and displayed with the same prominence as other financial statements. This statement is effective for financial statements of the Company for the year ending December 31, 1998. Management of the Company believes that adoption of SFAS No. 130 will not have a material effect on the Company's financial statements.

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which modifies segment reporting requirements and establishes certain criteria for reporting disclosures concerning a company's products and services, geographic areas and major customers in annual and interim financial statements. This statement is effective for financial statements of the Company for the year ending December 31, 1998. Management of the Company believes that adoption of SFAS No. 131 will not have a material effect on the Company's financial statements, other than possibly the disclosure related to the Company's services, geographic service area and major customers.

     In February 1998, FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," which requires disclosures related to employer's obligations related to pension and other retirement benefits.
This statement is effective for financial statements of the Company for the year beginning after December 15, 1997. Management of the Company believes that adoption of SFAS No. 132 will not have a material effect on the Company's financial statements.

     Furthermore, in June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires disclosures related to trading and holding of derivative instruments and the conduct of hedging activities. This statement is effective for financial statements of the Company for the year beginning after June 15, 1999.
Management of the Company believes that adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

     EFFECTS OF OIL AND GAS PRICE FLUCTUATIONS

     In the event the Company's exploration activities result in significant production of crude oil or natural gas, the Company's operations and the value of its oil and gas assets, including producing and non-producing assets, will be subject to the effects of fluctuations in crude oil and natural gas prices. As a result of the instability and volatility of prices and the surplus of crude oil and natural gas, and current market conditions within the oil and gas industry, financial institutions have become more selective in the energy lending area and have reduced the percentage of existing reserves that may qualify for the borrowing base to support energy loans.

     In the future, the Company anticipates that its principal source of cash flows, if any, will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flows from oil and gas production sales depends upon the quantity of production and the price obtained for such production. Generally, an increase in prices allows a company to finance its operations to a greater extent with internally generated funds, may allow a company to obtain equity financing more easily or on better terms and lessens the difficulty of attracting financing alternatives available to a company from industry partners and non-industry investors. However, price increases heighten the competition for oil and gas association contracts, leases and other contractual arrangement, increase the costs of exploration and development activities, and because of potential price declines, increase the risks associated with the purchase of producing properties while prices are at higher levels.

     A decline in oil and gas prices (i) reduces internally generated cash flows which in turn reduces the funds available for exploration for and replacement of oil and gas reserves, (ii) increases the difficulty of obtaining equity financing and worsens the terms on which such financing may be obtained, (iii) reduces the number of available oil and gas properties on reasonable economic terms, (iv) may result in the expiration of oil and gas contractual interests based upon the potential oil and gas reserves in relation to exploration and development costs, (v) results in marginally productive oil and gas wells being abandoned as non-commercial wells, and (vi) increases the difficulty of attracting financing alternatives available from industry partners and non-industry investors. However, price declines reduce the competition for oil and gas interests and, correspondingly, reduce the prices paid for such interests or result in obtaining such interests on more favorable terms. Furthermore, exploration and production costs generally decline, although the decline may not be at the same rate of decline of oil and gas prices.

     SEASONALITY

     It is anticipated that the results of operations of the Company will be somewhat seasonal due to seasonal fluctuations in the price for crude oil and natural gas. Historically, crude oil prices have been generally higher in the third and fourth quarters and natural gas prices have been generally higher in the fourth quarter. Due to these seasonal price fluctuations, it is anticipated that results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

     INFLATION AND CHANGES IN PRICES

     Inflation principally affects the costs required to drill, complete and operate oil and gas wells. In recent years inflation has had a minimal effect on such costs. However, increases and decreases in drilling activities, which generally a linked to crude oil and natural gas price increases and decreases, have resulted in the increase and decrease of drilling and exploration costs on an industry-wide basis.

LIQUIDITY AND CAPITAL RESOURCES

     Potomac (Bermuda) has financed its development state activities through the sale of equity securities and does not have any borrowing facilities or arrangements in place to fund its capital commitments. During 1997, net cash used by operating activities totaled $249,098, net cash used by investing activities totaled $60,120 and net cash provided by financing activities totaled $412,000. During the three months ended March 31, 1998, net cash used by operating activities totaled $77,685 and net cash provided by financing activities totaled $75,000. As of March 31,

1998, Potomac (Bermuda) had working capital of $121,173, compared to working capital of $168,858 at December 31, 1997.

     Under the terms of the Rosablanca and Montecristo Association Contracts, the Company has certain minimum work commitments on a joint venture basis with Seven Seas, the Company's share of such costs is estimated to be approximately $750,000. In addition to the minimum work commitments, the Company has established a 24-month plan of development of the Rosablanca and Montecristo Blocks at an estimated cost of $6,950,000. See "Item 2. Description of Property--Middle Magdalena Valley Basin--Plan of Development." The Company anticipates that the costs of development of the Rosablanca and Montecristo Blocks will be funded with proceeds from the sale of equity and debt securities and, although unlikely, borrowings. There is no assurance that such funding will be available or on terms acceptable to the Company, in which event the Company may forfeit its interests in the Rosablanca and Montecristo Blocks.

ITEM 7.  FINANCIAL STATEMENTS

     The response to this Item is set forth herein in a separate section of this report, appearing on page F-2 through F-10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements of the type required to be reported under this Item between management of the Company and its independent accountants during 1997.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Set forth below is certain information with respect to each executive officer and Director of the Company. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting and until their successors are elected and qualify. Executive officers are elected by the Board of Directors and serve at its discretion. The Bylaws of the Company provide that the Board of Directors shall consist of not less than two and such number as the Board of Directors may from time to time determine by resolution or election. The Company's Board of Directors currently consists of six members.


NAME                               AGE   POSITION WITH THE COMPANY
----                               ---   -------------------------
Carl W. Swan . . . . . . . . . .  72     Chief Executive Officer
                                           and Vice Chairman of the Board of
                                           Directors
Gene Callaway. . . . . . . . . .  49     President and Director
James E. Frazier . . . . . . . .  34     Vice President, Chief Financial
                                           Officer, Secretary
                                           and Director
Frank H. Mahan . . . . . . . . .  56     Executive Vice President
                                           and Director
Paul D. Meadows. . . . . . . . .  71     Chairman of the Board of Directors
Joseph Edward Michaud. . . . . .  66     Director


     The executive officers of the Company devote such time to the business and affairs of the Company as may be required, but not less than 50 percent of their time.

BACKGROUND OF COMPANY EXECUTIVE OFFICERS AND DIRECTORS

     The following is a brief description of the business background of the executive officers and Directors of the Company:

     CARL W. SWAN is Chief Executive Officer and Vice Chairman of the Board of Directors of the Company. Mr. Swan has been actively involved in all facets of the oil and gas industry since 1951. He co-founded and served as President and Chief Executive Officer and a Director of Basin Petroleum Corporation, which was a publicly held company that merged into Reserve Oil and Gas Corporation in 1976. Since 1976, Mr. Swan has operated Swan

Petroleum Corporation, a privately held oil and gas exploration company involved in oil and gas drilling, exploration and refining. Mr. Swan has extensive oil and gas drilling and production experience in several foreign countries. Mr. Swan has conducted oil and gas operations with Frank Mahan through affiliated entities since 1989. Mr. Swan is a graduate of the University of New Mexico.

     GENE CALLAWAY is President and a Director of the Company and a practicing attorney, specializing in the oil and gas area. Mr. Callaway was employed by Shell Oil Company in several capacities including director of the Western U.S. Exploration and Production Legal Department, the largest division of Shell Oil, director of the Natural Gas Department, for four years was on assignment providing legal support for all international operations including Africa, Asia, South and Central America and the Western Pacific area. Mr. Callaway is a graduate of Louisiana State University and a member of the Texas and Louisiana Bar Associations.

     JAMES E. FRAZIER is Vice President, Chief Financial Officer, Secretary and a Director of the Company. Mr. Frazier is President and Chief Executive Officer of JCZ Leasing, Inc., which provides financial services to more than 235 commercial equipment dealers in Oklahoma and throughout the Southwestern United States, and a director of Heritage Financial Services, Inc., a private investment services company. Mr. Frazier served as Vice President of Chase Manhattan Bank, N.A. and managed operations within the Global Securities and Institutional Trust Divisions as well as the Private Banking and Credit Services Divisions. Mr. Frazier is a graduate of Fordham University with a degree in economics.

     FRANK H. MAHAN is an Executive Vice President and Director of the Company. Mr. Mahan has 25 years experience in the oil and gas industry. He has attended a number of management and supervisory courses involving the oil and gas industry. He attended Oklahoma State University from 1960 until 1965, majoring in business management and has been involved in the management of several companies engaged in oil and gas drilling, exploration and production and has been an independent producer since 1979. Mr. Mahan has conducted oil and gas operations with Carl W. Swan through affiliated entities since 1989.

     PAUL D. MEADOWS is Chairman of the Board of Directors of the Company, a private investor in and consultant with respect to oil and gas investments and Chairman and, as trustee of a family trust, a 50 percent shareholder of Vega Energy Company, an independent oil and gas company. Mr. Meadows was a founder and served as a director of Ensource, Inc., a New York Stock Exchange exploration and production company, until its merger with UMC Petroleum Corporation in 1989 and thereafter, until September 1995, served on its technical advisory committee. Mr. Meadows holds a Bachelor of Science Degree in Petroleum Engineering and an Honorary Doctor of Science Degree from the New Mexico Institute of Mining and Technology.

     JOSEPH EDWARD MICHAUD is a Director of the Company and an independent analyst of oil and gas properties and an investor in exploratory and development prospects. Mr. Michaud has in excess of 40 years experience in the oil and gas business, including extensive training as a petroleum engineer while employed by James A. Lewis Engineering, a leading consulting firm in reservoir analysis and property appraisals in the United States and Canada..

ITEM 10.  EXECUTIVE COMPENSATION

     The Company was inactive during 1997, 1996 and 1995 and no executive officer compensation was paid or accrued during such years. The following table sets forth certain information with respect to the total cash compensation, paid or accrued, of the Chief Executive Officer of Potomac (Bermuda) during 1997. Such compensation was paid by BV Operating, Inc., an affiliate of Potomac (Bermuda). With respect to each of their executive officers, Potomac (Bermuda) and its affiliates did not pay or accrue total compensation in excess of $100,000 during 1997. Furthermore, Potomac (Bermuda) was formed in 1997; therefore, during 1996 and 1995, no compensation was paid to or accrued for the executive officers of Potomac (Bermuda) and its affiliates.

                             OFFICER COMPENSATION TABLE



                                                                    ANNUAL COMPENSATION
                                                           ------------------------------------
                                                                                  ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR        SALARY(1)  BONUS(2)  COMPENSATION(3)
---------------------------                    ----        --------   -------   --------------
Carl W. Swan . . . . . . . . . . . . . . . . . 1997 . . . . $48,000    $1,000           $7,800
  Chief Executive Officer of Potomac (Bermuda)



------------------------
(1) Dollar value of base salary (both cash and non-cash) earned during the year.
(2)  Dollar value of bonus (both cash and non-cash) earned during the year.
(3) The amounts reflected are for an automobile and telephone expense reimbursements, health insurance premiums paid by the Company.

     During 1997, Potomac (Bermuda) and the Company did not grant any stock options to their executive officers and directors. However, on April 1, 1998, Potomac (Bermuda) granted each of Carl W. Swan and Frank H. Mahan stock options exercisable on or before December 31, 2003, for the purchase of 100,000 shares of common stock of Potomac (Bermuda) for $1.00 per share, and issued to Gene Callaway and James E. Frazier 400,000 and 100,000 shares of common stock, respectively, for services rendered. In connection with the Merger, all outstanding stock options of Potomac (Bermuda) were assumed by the Company and became exercisable for the purchase of shares of Common Stock of the Company for $1.00 per share.

COMPENSATION OF DIRECTORS

     The directors of the Company that are employees are not currently compensated for attending meetings of directors and committees of the Board of Directors, but are reimbursed out-of-pocket expenses. The compensation of non-employee directors has not been determined by the Board of Directors, but non-employee directors are reimbursed out-of-pocket expenses incurred in attending meetings of directors and committees on which they serve. During 1997, the Board of Directors of PEC held no meetings; therefore, the members of the Board of Directors of PEC did not receive any compensation nor was any compensation accrued during 1997.

LACK OF EMPLOYMENT ARRANGEMENTS AND LOSS OF KEY EMPLOYEES

     The Company does not have any written employment agreements or arrangements with its officers and employees. Accordingly, each officer and employee of the Company may be terminated as determined in the sole discretion of the Company.

     The Company has a limited operating history and the success of the Company depends to a large degree upon the efforts of its executive officers, the loss of whose services could have a material adverse effect on the Company. The Company does not maintain key man insurance covering the loss of life or disability of its executive officers.

OFFICER AND DIRECTOR LIABILITY

     As permitted by the provisions of the Oklahoma General Corporation Act, the Certificate of Incorporation (the "Certificate") eliminates in certain circumstances the monetary liability of directors of PEC for a breach of their fiduciary duty as directors. These provisions do not eliminate the liability of a director for (i) a breach of the director's duty of loyalty to PEC or its shareholders, (ii) acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) liability arising under Section 1053 of the Oklahoma General Corporation Act (relating to the declaration of dividends and purchase or redemption of shares in violation of the Oklahoma General Corporation Act), or (iv) any transaction from which the director derived an improper personal benefit. In addition, these provisions do not eliminate liability of a director for violations of federal securities laws, nor do they limit the rights of PEC or its shareholders, in appropriate circumstances, to seek equitable remedies such as injunctive or other forms of non-monetary relief. Such remedies may not be effective in all cases.

     The Certificate and Bylaws of PEC provide that PEC shall indemnify all directors and officers of PEC to the full extent permitted by the Oklahoma General Corporation Act. Under such provisions, any director or officer, who in his capacity as such, is made or threatened to be made, a party to any suit or proceeding, may be indemnified if the Board of Directors determines such director or officer acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interest of PEC. The Certificate and Bylaws of PEC and the Oklahoma General Corporation Act further provide that such indemnification is not exclusive of any other rights to which such individuals may be entitled under the Certificate, the Bylaws, an agreement, vote of shareholders or disinterested directors or otherwise. Insofar as indemnification for liabilities arising under the Act may be permitted to directors and officers of PEC pursuant to the foregoing provisions, or otherwise, PEC has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table presents certain information as to the beneficial ownership of the Common Stock of the Company as of June 29, 1998, and the beneficial ownership of the Common Stock of (i) each person that beneficially more than five percent thereof, (ii) each executive officer and director of the Company, and (iii) all executive officers and directors as a group. All persons listed have sole voting and investment power with respect to their shares, and there is no family relationship between the executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of outstanding Common Stock that the named person and beneficially owns includes shares of Common Stock that such person has the right to acquire within 60 days of the foregoing date upon exercise of outstanding stock options, but such shares are not included for the purposes of computing the number of shares beneficially owned and percent of outstanding Common Stock of any other named person.



                                                                        PERCENTAGE OF
                                                        SHARES           OUTSTANDING
                                                     BENEFICIALLY        BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER                    OWNED            OWNED SHARES
------------------------------------                 ------------       -------------
Carl W. Swan(1)(2) . . . . . . . . . . . . . . . .      1,100,000               14.6%

Frank H. Mahan(1)(2) . . . . . . . . . . . . . . .      1,100,000               14.6%

Auburn Trust(3). . . . . . . . . . . . . . . . . .      1,000,000               12.6%

Karl Rollke(4) . . . . . . . . . . . . . . . . . .        950,000               12.8%

Value Invest, Ltd.(5). . . . . . . . . . . . . . .        800,000               10.8%

Marlene S. Schiff(2)(6). . . . . . . . . . . . . .        500,000                6.6%

Lawrence Ronald Crow(3). . . . . . . . . . . . . .        500,000                6.6%

Lamar Lee Lindenmuth(3). . . . . . . . . . . . . .        500,000                6.6%

Peter R. Garland(7). . . . . . . . . . . . . . . .        400,000                5.4%

Gene Callaway(1) . . . . . . . . . . . . . . . . .        400,000                5.4%

James E. Frazier(1). . . . . . . . . . . . . . . .        200,000                2.7%

Paul D. Meadows(8) . . . . . . . . . . . . . . . .        200,000                2.6%

Joseph Edward Michaud(9) . . . . . . . . . . . . .        200,000                2.6%

Executive Officers and
  Directors as a Group (six persons)(10) . . . . .      3,200,000               39.9%



------------------------
(1) The named person's address is 1400 Founders Tower, 5900 Mosteller Drive, Oklahoma City, OK 73112-4605.
(2) The number of beneficially owned shares of percentage of outstanding shares includes stock options exercisable for the purchase of 100,000 shares of Common Stock.
(3)  The address of Auburn Trust is 440 Benmar, Suite 3020, Houston, Texas
     77069.   The beneficiaries of Auburn Trust are Lawrence Ronald Crow and
     Lamar Lee Lindenmuth, each a 50 percent beneficiary.
(4) Mr. Rollke's address is 1888 Albeni Street, Apartment 1201, Vancouver, B.C., Canada V6 1B3.
(5)  The address of Value Invest, Ltd. is Letzibraben 89, 8040 Zurich,
     Switzerland.
(6)  Ms. Schiff's address is 950 Fifth Avenue, New York, New York 10021.
(7)  Mr. Garland's address is 6610 Campden Drive, Spring, Texas 77379.

(8) Mr. Meadows' address is Suite 202, 7860 East Berry Place, Englewood, Colorado 80111. The number of beneficially owned shares of percentage of outstanding shares includes stock options exercisable for the purchase of 200,000 shares of Common Stock.
(9) Mr. Michaud's address is 5964 East Princeton Circle, Englewood, Colorado 80111. The number of beneficially owned shares of percentage of outstanding shares includes stock options exercisable for the purchase of 200,000 shares of Common Stock.
(10) The number of beneficially owned shares of percentage of outstanding shares includes stock options exercisable for the purchase of 600,000 shares of Common Stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Set forth below is a description of transactions entered into between PEC or Potomac (Bermuda) and certain of its officers, directors and shareholders during the last two years. Certain of these transactions will continue in effect and may result in conflicts of interest between PEC and such individuals. Although these persons have fiduciary duties to PEC and its shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of PEC.

     In connection with the reincorporation of PEC on March 10, 1998, Michael E. Dunn, the former President and Director of the Company, was issued 300,696 shares of Common Stock, after giving effect to the reverse stock split, for services rendered.

     In connection with the organization and formation of Potomac (Bermuda), (i) each of Carl W. Swan and Frank H. Mahan contributed all of his rights under the applications with Ecopetrol related to the Rosablanca and Montecristo Blocks to Potomac (Bermuda) and in exchange therefor was issued 1,000,000 shares of common stock of Potomac (Bermuda) and (ii) James E. Frazier was issued 100,000 shares of common stock of Potomac (Bermuda) for services rendered. The value of the applications with Ecopetrol related to the Rosablanca and Montecristo Blocks was estimated to be not less than $20,000 which was substantially less than the direct costs that Messrs. Swan and Mahan in making such applications.

     On April 1, 1998, Potomac (Bermuda) (i) granted each of Messrs. Swan and Mahan stock options exercisable on or before December 31, 2003 for the purchase of 100,000 shares of common stock of Potomac (Bermuda) for $1.00 per share, (ii) issued to Gene Callaway and James E. Frazier 400,000 and 100,000 shares of common stock, respectively, for services rendered, and (iii) granted Mr. Dunn stock options exercisable on before December 31, 2003, to purchase 50,000 shares of common stock for legal services rendered and to be rendered for $.50 per share. On February 9, 1997, Potomac (Bermuda) granted Marlene S. Schiff stock options exercisable for the purchase of 100,000 shares of Common Stock on or before April 30, 1999, for $1.00 per share. In addition, on May 8, 1998, Potomac (Bermuda) granted to each of Paul D. Meadows and Joseph Edward Michaud stock options exercisable on or before December 31, 2003 for the purchase of 200,000 shares of common stock of Potomac (Bermuda) for $1.00 per share. In connection with the Merger, all outstanding stock options of Potomac (Bermuda) were assumed by the Company and became exercisable for the purchase of shares of Common Stock of the Company for $1.00 per share.

     Commencing in May 1997, Potomac (Bermuda) made certain monthly payments to BV Operating, Inc., an Oklahoma corporation owned equally by Messrs. Swan and Mahan, for reimbursement of general overhead, employee salaries (including the compensation of the executive officers of Potomac (Bermuda)), travel and other expenses incurred in connection with services performed on behalf of Potomac (Bermuda) principally related to the application for and obtaining of the Rosablanca and Montecristo Association Contracts. Potomac (Bermuda) reimbursed BV Operating, Inc. $132,130 and $100,500 during 1997 and the three months ended March 31, 1998, respectively. The reimbursement arrangement with BV Operating, Inc. was terminated on June 30, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

           3.1   The Registrant's Certificate of Incorporation.

           3.2   The Registrant's Bylaws.

           4.1   Form of Certificate of Common Stock of the Registrant.

           4.2 Plan of Reorganization and Agreement of Merger among Registrant, Potomac Exploration Acquisition Corporation and Potomac Energy (Bermuda) Ltd., dated June 12, 1998.

          10.1 Association Contract between Empresa Colombiana De Petroleos and Seven Seas Petroleum Colombia, the Rosablanca sector, dated November 19, 1997.

          10.2 Association Contract between Empresa Colombiana De Petroleos and Seven Seas Petroleum Colombia, the Montecristo sector, dated November 19, 1997.

          10.3 Letter of Intent between Potomac Energy Corporation and The GHK Company L.L.C., dated February 27, 1997.

          21.1   Subsidiaries of Registrant.

          27     Financial Data Schedule.

(b)  REPORTS ON FORM 8-K.

     During the last quarter of 1997, the Company did not file any reports on Form 8-K.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   POTOMAC ENERGY CORPORATION
                                   (Formerly Midwestern Resources, Inc.)
                                        (Registrant)


                                   By: /S/CARL W. SWAN
                                      ------------------------------------------
                                        Carl W. Swan, Chief Executive Officer

Date:  June ___, 1998

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Name                    Title                                  Date
   ----                    -----                                  ----

                           Chief Executive Officer, Secretary
                           and Vice Chairman of the Board
/S/CARL W. SWAN            Directors                              June ___, 1998
-------------------------
   Carl W. Swan



/S/GENE CALLAWAY           President and Director                 June ___, 1998
-------------------------
   Gene Callaway


                           Vice President, Chief Financial
/S/JAMES E. FRAZIER        Officer, Secretary and Director        June ___, 1998
-------------------------
   James E. Frazier



/S/FRANK H. MAHAN          Executive Vice President and Director  June ___, 1998
-------------------------
   Frank H. Mahan



/S/PAUL D. MEADOWS         Chairman of the Board of Directors     June ___, 1998
-------------------------
   Paul D. Meadows



/S/JOSEPH EDWARD MICHAUD   Director                               June ___, 1998
-------------------------
   Joseph Edward Michaud

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

POTOMAC ENERGY (BERMUDA) LTD.:
    Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .   F-2

    Consolidated Balance Sheets, December 31, 1997
        and March 31, 1998 (Unaudited) . . . . . . . . . . . . . . . . .   F-3

    Consolidated Statements of Operations and Accumulated
        Deficit for the Period from Inception (April 7, 1997)
        to December 31, 1997 and the Three Months Ended
        March 31, 1998 (Unaudited) . . . . . . . . . . . . . . . . . . .   F-4

    Consolidated Statements of Stockholders' Equity
        for the Period from Inception (April 7, 1997)
        to December 31, 1997 and the Three Months Ended
        March 31, 1998 (Unaudited) . . . . . . . . . . . . . . . . . . .   F-5

    Consolidated Statements of Cash Flows
        for the Period from Inception (April 7, 1997)
        to December 31, 1997 and the Three Months Ended
        March 31, 1998 (Unaudited) . . . . . . . . . . . . . . . . . . .   F-6

    Notes to Consolidated Financial Statements (March 31, 1998
    Information is Unaudited). . . . . . . . . . . . . . . . . . . . . .   F-7

                             INDEPENDENT AUDITORS' REPORT


To the Stockholders
of Potomac Energy (Bermuda) Ltd.

     We have audited the accompanying consolidated balance sheet of POTOMAC ENERGY (BERMUDA) LTD. (a Bermuda Corporation in the development stage) and subsidiary as of December 31, 1997, and the related consolidated statements of operations and accumulated deficit, stockholders' equity and cash flows for the period from inception (April 7, 1997) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potomac Energy (Bermuda) Ltd. and subsidiary as of December 31, 1997, and the consolidated results of their operations and their cash flows for the period from inception (April 7, 1997) to December 31, 1997 in conformity with generally accepted accounting principles.

                                         MURRELL, HALL, MCINTOSH & CO., PLLP


Moore, Oklahoma
May 11, 1998

                            POTOMAC ENERGY (BERMUDA) LTD.
                           (A Development Stage Enterprise)
                             Consolidated Balance Sheets

                                                         December 31,      March 31,
                                                             1997            1998
                                                         ------------    ------------
                                   ASSETS                                 (Unaudited)

Current Assets
    Cash                                                 $    102,782    $    100,097
    Accounts Receivable                                       150,000              --
    Marketable Securities                                      37,777          37,777
                                                         ------------    ------------

         Total Current Assets                            $    290,559    $    137,874

Unevaluated Oil and Gas Interests, Full Cost Method             1,121           1,121
Other Assets                                                   21,222          21,222
                                                         ------------    ------------

TOTAL ASSETS                                             $    312,902    $    160,217
                                                         ------------    ------------
                                                         ------------    ------------


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts Payable                                     $    121,701    $     16,701
                                                         ------------    ------------

         Total Liabilities                               $    121,701    $     16,701
                                                         ------------    ------------

Commitments and Contingencies                                      --              --

Stockholders' Equity
    Common Stock, $.01 Par Value, 12,000,000 Shares
       Authorized and 4,700,000 and 5,500,000 Issued
       and Outstanding, Respecitively                    $     47,000    $     55,000
    Additional Paid-In Capital                                840,000       1,032,000
    Deficit Accumulated During Development Stage             (695,799)       (943,484)
                                                         ------------    ------------

         Total Stockholders' Equity                      $    191,201    $    143,516
                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    312,902    $    160,217
                                                         ------------    ------------
                                                         ------------    ------------


                See Accompanying Notes to Financial Statements

                          POTOMAC ENERGY (BERMUDA) LTD.
                        (A Development Stage Enterprise)
          Consolidated Statements of Operations and Accumulated Deficit

                                                    Period from Inception
                                                       (April 7, 1997)
                                                             to                   Three Months
                                                         December 31                 Ended
                                                            1997                 March 31, 1998
                                                       --------------            --------------
                                                                                   (Unaudited)
REVENUES
    Interest Income                                    $        1,443            $        1,007
                                                       --------------            --------------

         Total Revenues                                $        1,443            $        1,007
                                                       --------------            --------------

EXPENSES

    Professional Fees and Consulting                   $      692,557            $      247,888
    Bank Service Charges                                          591                       415
    Postage and Delivery                                          165                       389
    Shipping                                                      217                         -
    Travel                                                      2,666                         -
    Telephone                                                     736                         -
    Office Supplies                                               310                         -
                                                       --------------            --------------

         Total Expenses                                $      697,242            $      248,692
                                                       --------------            --------------

Net Loss - Deficit Accumulated during
    Development Stage                                  $     (695,799)           $     (247,685)
                                                       --------------            --------------
                                                       --------------            --------------

Net Loss per Share                                     $        (0.19)           $        (0.05)
                                                       --------------            --------------
                                                       --------------            --------------

Weighted Average Number of
    Common Shares Outstanding                          $    3,731,439            $    5,043,820
                                                       --------------            --------------
                                                       --------------            --------------


              See Accompanying Notes to Financial Statements

                          POTOMAC ENERGY (BERMUDA) LTD.
                        (A Development Stage Enterprise)
                 Consolidated Statements of Stockholders' Equity

                                                  Common Stock
                                       ---------------------------------                      Accumulated
                                             Shares           Amount       Paid-In Capital      Deficit             Total
                                        ---------------  ---------------   ---------------  ---------------   ---------------
April 7, 1997                                        --  $            --   $            --  $            --   $            --

Sale of Stock                                 2,800,000           28,000           384,000               --           412,000
Shares Issued for Services                    1,900,000           19,000           456,000               --           475,000
Net Loss                                             --               --                --         (695,799)         (695,799)
                                        ---------------  ---------------   ---------------  ---------------   ---------------


December 31, 1997                             4,700,000  $        47,000   $       840,000  $      (695,799)  $       191,201

Shares Issued for Services (Unaudited)          500,000            5,000           120,000               --           125,000
Sale of Stock (Unaudited)                       300,000            3,000            72,000               --            75,000
Net Loss (Unaudited)                                 --               --                --         (247,685)         (247,685)
                                        ---------------  ---------------   ---------------  ---------------   ---------------


March 31, 1998 (Unaudited)                    5,500,000  $        55,000   $     1,032,000  $      (943,484)  $       143,516
                                        ---------------  ---------------   ---------------  ---------------   ---------------
                                        ---------------  ---------------   ---------------  ---------------   ---------------


                See Accompanying Notes to Financial Statements

                          POTOMAC ENERGY (BERMUDA) LTD.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                             Period from Inception
                                                                (April 7, 1997)       Three Months
                                                                 to December 31          Ended
                                                                      1997           March 31, 1998
                                                                 --------------      --------------
                                                                                       (Unaudited)
Cash Flows from Operating Activities
   Net Loss                                                      $     (695,799)     $     (247,685)
   Adjustments to Reconcile Net Loss to Net Cash Provided
      by Operations:
        Compensation Expense                                            475,000             125,000
        (Increase) Decrease:
           Accounts Receivable                                         (150,000)            150,000
        Increase (Decrease):
           Accounts Payable                                             121,701            (105,000)
                                                                 --------------      --------------

              Net Cash Used by Operating Activities              $     (249,098)     $      (77,685)
                                                                 --------------      --------------

Cash Flows from Investing Activities
   Exploration of Oil and Gas Properties                         $       (1,121)     $           --
   Purchase of Investments                                              (37,777)                 --
   Other Assets                                                         (21,222)                 --
                                                                 --------------      --------------

              Net Cash Used by Investing Activities              $      (60,120)     $           --
                                                                 --------------      --------------

Cash Flows from Financing Activities
   Sale of Stock                                                 $      412,000      $       75,000
                                                                 --------------      --------------
   Payments on Long-Trem Debt

              Net Cash Provided by Financing Activities          $      412,000      $       75,000
                                                                 --------------      --------------

NET INCREASE (DECREASE) IN CASH                                  $      102,782      $       (2,685)

Cash at Beginning of Period                                                  --             102,782
                                                                 --------------      --------------

CASH AT END OF PERIOD                                            $      102,782      $      100,097
                                                                 --------------      --------------
                                                                 --------------      --------------


                See Accompanying Notes to Financial Statements

                           POTOMOC ENERGY (BERMUDA) LTD.
                     Notes to Consolidated Financial Statements
                     (March 31, 1998 Information is Unaudited)


NOTE 1 --  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     Nature of Operations - Potomac Energy (Bermuda) Ltd. (Potomac or Company), a Bermuda corporation was incorporated April 7, 1997, for the sole purpose of internationally identifying, investigating, exploring and where determined advantageous developing, refining and marketing of oil and gas.

     Development Stage Operations - Potomac is a development stage enterprise engaging in acquisition, exploration and development of oil and gas projects. The Company has yet to generate any revenue from oil and gas sales and has no assurance of future revenues from such sales. Oil and gas exploration and development is speculative in nature and as such involves a high degree of risk. The Company plans to spend significant amounts on the acquisition and exploration of properties. These costs may require the Company to raise additional capital through debt or equity financing. Such additional financing may require the encumbrance of Company assets or agreements with other parties where some of the costs of exploration are paid by others in exchange for an interest in the property. The Company plans to acquire interests in properties internationally. Such plans have additional risks because in some cases the country where the acquisition occurs may be considered politically and/or economically unstable.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include depreciation, depletion, and amortization of proved oil and gas reserves. Oil and natural gas reserve estimates used as the basis for depletion are inherently imprecise and are expected to change as future information becomes available.

     Income Taxes - The Company is a foreign corporation and is subject to the income tax laws of the various countries in which it may operate. Branch income from interests obtained through the association agreements in Columbia, South America (see Note 2) are subject to Colombian corporate income tax as well as remittance tax.

     Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Potomac Energy (BVI) Ltd. All material intercompany accounts and transactions have been eliminated.

     Fair Value of Financial Instruments - The recorded amounts of cash, accounts receivable and accounts payable approximate fair value because of the short-term maturity of these items.

     Oil and Gas Interests - The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the acquisition, exploration and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs.

                           POTOMOC ENERGY (BERMUDA) LTD.
                     Notes to Consolidated Financial Statements
                     (March 31, 1998 Information is Unaudited)


NOTE 1 --  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

     Oil and Gas Interests (continued) -
          The capitalized costs of oil and gas properties in each cost center are amortized on composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

     Since the Company has not produced any oil or gas, a provision for depletion has not been made.

     Foreign Currency Translation - The majority of all costs associated with foreign operations are paid in U.S. dollars as opposed to the local currency of the operations; therefore, the reporting and functional currency is the U.S. dollar. Gains and losses from foreign currency transactions are recognized in current net income. Monetary items are translated using the exchange rate in effect at the balance sheet date; non-monetary items are translated using historical exchange rates. Revenues and expenses are translated at the average rates in effect on the dates they occur. No material gains or losses were incurred during the periods presented.

     Organization Costs - Organization costs represent the normal cost of incorporating the Company. Organization costs are will be amortized on a straight-line basis.

     Net Loss per Share - Net loss per share is calculated based on the weighted average number of common, and when dilutive, common equivalent shares outstanding. There were no differences between primary and fully diluted earnings per share for the periods presented.

     Investment Securities - The Company classifies its marketable debt securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt securities are classified as "available for sale". Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method are included in earnings; unrealized holding gains and losses are reported as a separate component of stockholder's equity. Securities classified as held to maturity are carried at amortized cost.

     Interim Financial Statements - The consolidated financial statements as of March 31, 1998, and for the three months then ended are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the period then ended. All such adjustments are of a normal and recurring nature.

                           POTOMOC ENERGY (BERMUDA) LTD.
                     Notes to Consolidated Financial Statements
                     (March 31, 1998 Information is Unaudited)


NOTE 1 --  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

NOTE 2 --  JOINT INTEREST OPERATION

     Potomac has entered into a joint venture agreement with Seven Seas Petroleum Colombia (Seven Seas), a branch of Seven Seas Petroleum, Inc. which is a publically traded Canadian corporation. Seven Seas has obtained association contracts for oil and gas reserves identified through preliminary investigation in the Middle Magdalen Valley Basin in central Colombia, South America. Seven Seas has been accepted by Ecopetrol, the state owned oil company in Colombia, to administer the association contracts covering certain properties in Colombia, South America known as the Rosa Blanca and Montecristo Blocks. Seven Seas owns a 75 percent interest and Potomac owns a 25 percent interest. Seven Seas is designated as the operator. Upon the successful negotiation of the Association contracts Seven Seas was required to pay Potomac a participation fee of $150,000 which was used to offset geophysical survey costs.

NOTE 3  -- RELATED PARTY TRANSACTIONS

     Potomac is managed by BV Operating, Ltd., an Oklahoma corporation, in accordance with a consulting agreement. BV Operating Ltd. (BV) is owned by common shareholders of Potomac. Potomac pays a fixed rate of $30,000 per month to BV. BV is responsible for costs and expenses of all offices, salaries and wages plus applicable burdens and expenses except for directly chargeable items. The direct charges include labor costs and benefits for field employees employed on the joint property in Colombia, professional contract services, maintenance and repair of equipment, insurance, travel and other necessary expenses. The fixed rate adjusts annually in April and the agreement has a three year term unless terminated by BV with 90 days notice. The total paid to BV for the year ending December 31, 1997 was $132,130.

     Potomac's Bermuda office is managed by a stockholder. The Company pays a fee to the stockholder of $1,500 per month, paid quarterly. The agreement between these parties is cancellable without notice. The total paid during 1997 was $18,000.

     Geophysical studies on undeveloped properties were performed during the year by a company owned by common shareholders of Potomac. Total fees paid to this company during 1997 were $150,000.

NOTE 4  -- INVESTMENTS

     The amortized cost and approximate market value of investment securities at December 31, 1997 were:

                              Amortized   Unrealized   Unrealized     Market
                                Cost         Gains       Losses        Value
                                ----         -----       ------        -----
Available for Sale
   Real  Estate Investment
   Trust                       $37,777      $    --     $    --       $37,777
                               -------      -------     -------       -------
                               -------      -------     -------       -------

                           POTOMOC ENERGY (BERMUDA) LTD.
                     Notes to Consolidated Financial Statements
                     (March 31, 1998 Information is Unaudited)


NOTE 5  -- SUBSEQUENT EVENTS (UNAUDITED)

     Subsequent to December 31, 1997, Potomac completed a reverse merger with Midwestern-Oklahoma Energy Resources Corporation. Midwestern is currently a public company registered on the U.S. Stock Exchange. Shares of Midwestern common stock will be issued to the shareholders of Potomac in connection with the merger pursuant to Regulation D (Rule 506) under the Securities Act of 1933. In connection with the merger Midwestern changed its name to Potomac Energy Corporation and Potomac merged with and into Potomac Energy Corporation.

     Subsequent to December 31, 1997, the Company granted stock options to purchase 950,000 shares of common stock during various periods, which expire April, 1999 through December, 2003 at an exercise price of $1.00 except for 50,000 shares which have an exercise price of $.50.

     Subsequent to December 31, 1997, the Company entered into a three year lease for office space . Rental payments under the new lease are $4,000 per month.