Form 10QSB
period 1998-03-31
POTOMAC ENERGY CORP
filed 1998-09-10
CIK 316643

-------------------------------------------------------------------------------

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB

/ / Quarterely report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the the quarterly period ended March 31, 1998.

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

COMMISSION FILE NUMBER:  0-9474

                              POTOMAC ENERGY CORPORATION
                       (FORMERLY MIDWESTERN RESOURCES, INC.)
                   (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                           OKLAHOMA                                             73-1088064
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

            2601 NORTHWEST EXPRESSWAY, SUITE 1100W
                   OKLAHOMA CITY, OKLAHOMA                                      73112-7293
           (Address of principal executive offices)                             (Zip Code)

Issuer's telephone number:  (405) 840-1427

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90
days.  Yes       No  X
          ----     ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes      No
                                                    ----    ----
APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 7, 1998, 7,629,270 shares of issuer's Common Stock, $.01 par value per share, were outstanding.

                        TRANSITIONAL SMALL BUSINESS DISCLOSURE
                                 FORMAT (CHECK ONE):
                                  Yes          No  X
                                     -----       -----

-------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements

     Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . .  1

     Consolidated Balance Sheets, December 31, 1997 and March 31, 1998 (Unaudited)  2

     Consolidated Statements of Operations and Accumulated Deficit for the
         Period from Inception (April 7, 1997) to December 31, 1997 and the Three Months Ended March 31, 1998 (Unaudited) . . . . . . . . . . . .  3

     Consolidated Statements of Stockholders' Equity for the
         Period from Inception (April 7, 1997) to December 31, 1997 and the Three Months Ended March 31, 1998 (Unaudited) . . . . . . . . . . . .  4

     Consolidated Statements of Cash Flows for the Period from Inception
         (April 7, 1997) to December 31, 1997 and the Three Months Ended
         March 31, 1998 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . .  5

     Notes to Consolidated Financial Statements (March 31, 1998 Information is
         Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis or Plan of Operations . . . . . . .  9

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . 18

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . . . . . . . 18

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . . . . 18

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

             CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING INFORMATION

     Certain statements under the captions "Item 2. Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Report and the documents referenced herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of Potomac Energy Corporation, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither Potomac Energy Corporation nor any other person assumes responsibility for the accuracy and completeness of these statements.

PART I

ITEM 1.  FINANCIAL STATEMENTS

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

                                       MURRELL, HALL, MCINTOSH & CO., PLLP

Moore, Oklahoma
May 11, 1998

                         POTOMAC ENERGY (BERMUDA) LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,   MARCH 31,
                                                                   1997         1998
                                                               ------------  -----------
                       ASSETS                                                (UNAUDITED)
Current Assets:
    Cash . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 102,782    $  100,097
    Accounts Receivable. . . . . . . . . . . . . . . . . . .      150,000            --
    Marketable Securities. . . . . . . . . . . . . . . . . .       37,777        37,777
                                                                ---------    ----------
         Total Current Assets. . . . . . . . . . . . . . . .    $ 290,559    $  137,874
Unevaluated Oil and Gas Interests, Full Cost Method. . . . .        1,121         1,121
Other Assets . . . . . . . . . . . . . . . . . . . . . . . .       21,222        21,222
                                                                ---------    ----------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . .    $ 312,902    $  160,217
                                                                ---------    ----------
                                                                ---------    ----------

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable . . . . . . . . . . . . . . . . . . . .    $ 121,701    $   16,701
                                                                ---------    ----------
         Total Liabilities . . . . . . . . . . . . . . . . .    $ 121,701    $   16,701
                                                                ---------    ----------

Commitments and Contingencies. . . . . . . . . . . . . . . .           --            --
Stockholders' Equity:
    Common Stock, $.01 Par Value, 12,000,000 Shares
     Authorized and 4,700,000 and 5,500,000 Issued
     and Outstanding, Respectively . . . . . . . . . . . . .    $  47,000    $   55,000
    Additional Paid-In Capital . . . . . . . . . . . . . . .      840,000     1,032,000
    Deficit Accumulated During Development Stage . . . . . .     (695,799)     (943,484)
                                                                ---------    ----------
         Total Stockholders' Equity. . . . . . . . . . . . .    $ 191,201    $  143,516
                                                                ---------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .    $ 312,902    $  160,217
                                                                ---------    ----------
                                                                ---------    ----------

                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                            POTOMAC ENERGY (BERMUDA) LTD.
                           (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                  PERIOD FROM
                                                   INCEPTION
                                                (APRIL 7, 1997)
                                                       TO             THREE MONTHS
                                                  DECEMBER 31,            ENDED
                                                      1997           MARCH 31, 1998
                                                ------------- --     --------------
                                                                       (UNAUDITED)
REVENUES
    Interest Income. . . . . . . . . . . . .       $    1,443          $    1,007
                                                   ----------          ----------
         Total Revenues. . . . . . . . . . .       $    1,443          $    1,007
                                                   ----------          ----------
EXPENSES
    Professional Fees and Consulting . . . .       $  692,557          $  247,888
    Bank Service Charges . . . . . . . . . .              591                 415
    Postage and Delivery . . . . . . . . . .              165                 389
    Shipping . . . . . . . . . . . . . . . .              217                  --
    Travel . . . . . . . . . . . . . . . . .            2,666                  --
    Telephone. . . . . . . . . . . . . . . .              736                  --
    Office Supplies. . . . . . . . . . . . .              310                  --
                                                   ----------          ----------
         Total Expenses. . . . . . . . . . .       $  697,242          $  248,692
                                                   ----------          ----------

Net Loss - Deficit Accumulated during
 Development Stage . . . . . . . . . . . . .       $ (695,799)         $ (247,685)
                                                   ----------          ----------
                                                   ----------          ----------

Net Loss per Share . . . . . . . . . . . . .       $    (0.19)         $    (0.05)
                                                   ----------          ----------
                                                   ----------          ----------

Weighted Average Number of
    Common Shares Outstanding. . . . . . . .        3,731,439           5,043,820
                                                   ----------          ----------
                                                   ----------          ----------

                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                         POTOMAC ENERGY (BERMUDA) LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     COMMON STOCK
                                                             ------------------------------------------------------------
                                                                                        PAID-IN    ACCUMULATED
                                                              SHARES        AMOUNT      CAPITAL      DEFICIT        TOTAL
                                                              ------        ------      -------    -----------      -----
April 7, 1997. . . . . . . . . . . . . . . . . . .                  --     $    --    $       --   $      --     $      --
Sale of Stock. . . . . . . . . . . . . . . . . . .           2,800,000      28,000       384,000          --       412,000
Shares Issued for Services . . . . . . . . . . . .           1,900,000      19,000       456,000          --       475,000
Net Loss . . . . . . . . . . . . . . . . . . . . .                  --          --            --    (695,799)     (695,799)
                                                             ---------     -------    ----------
December 31, 1997. . . . . . . . . . . . . . . . .           4,700,000     $47,000    $  840,000   $(695,799)    $ 191,201
Shares Issued for Services (Unaudited) . . . . . .             500,000       5,000       120,000          --       125,000
Sale of Stock (Unaudited). . . . . . . . . . . . .             300,000       3,000        72,000          --        75,000
Net Loss (Unaudited) . . . . . . . . . . . . . . .                  --          --            --    (247,685)     (247,685)
                                                             ---------     -------    ----------   ----------    ----------
March 31, 1998 (Unaudited) . . . . . . . . . . . .           5,500,000     $55,000    $1,032,000   $(943,484)    $ 143,516
                                                             ---------     -------    ----------   ----------    ----------
                                                             ---------     -------    ----------   ----------    ----------

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          POTOMAC ENERGY (BERMUDA) LTD.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      PERIOD FROM
                                                       INCEPTION
                                                    (APRIL 7, 1997)      THREE MONTHS
                                                     TO DECEMBER 31,        ENDED
                                                          1997          MARCH 31, 1998
                                                    ----------------    --------------
                                                                         (UNAUDITED)
Cash Flows from Operating Activities:
   Net Loss . . . . . . . . . . . . . . . . . . . .    $(695,799)        $(247,685)
   Adjustments to Reconcile Net Loss to Net
    Cash Provided by Operations:  . . . . . . . . .
        Compensation Expense  . . . . . . . . . . .      475,000           125,000
        (Increase) Decrease:
           Accounts Receivable  . . . . . . . . . .     (150,000)          150,000
        Increase (Decrease):
           Accounts Payable . . . . . . . . . . . .      121,701          (105,000)
                                                       ----------        ----------
              Net Cash Used by Operating
               Activities . . . . . . . . . . . . .    $(249,098)        $ (77,685)
                                                       ----------        ----------
Cash Flows from Investing Activities:
   Exploration of Oil and Gas Properties  . . . . .    $  (1,121)        $      --
           Purchase of Investments  . . . . . . . .      (37,777)               --
                Other Assets. . . . . . . . . . . .      (21,222)               --
                                                       ----------        ----------
              Net Cash Used by Investing
               Activities . . . . . . . . . . . . .    $ (60,120)        $      --

Cash Flows from Financing Activities:
   Sale of Stock. . . . . . . . . . . . . . . . . .    $ 412,000         $  75,000

   Payments on Long-Term Debt:
              Net Cash Provided by Financing
               Activities . . . . . . . . . . . . .    $ 412,000         $  75,000

NET INCREASE (DECREASE) IN CASH . . . . . . . . . .    $ 102,782         $  (2,685)
Cash at Beginning of Period . . . . . . . . . . . .           --           102,782
                                                       ----------        ----------
CASH AT END OF PERIOD . . . . . . . . . . . . . . .    $ 102,782         $ 100,097
                                                       ----------        ----------
                                                       ----------        ----------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           POTOMAC ENERGY (BERMUDA) LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (MARCH 31, 1998 INFORMATION IS UNAUDITED)

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

                           POTOMAC ENERGY (BERMUDA) LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (MARCH 31, 1998 INFORMATION IS UNAUDITED)

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

                           POTOMAC ENERGY (BERMUDA) LTD.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (MARCH 31, 1998 INFORMATION IS UNAUDITED)


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

NOTE 4 -- INVESTMENTS

     The amortized cost and approximate market value of investment securities at December 31, 1997 were:

                                      AMORTIZED   UNREALIZED   UNREALIZED  MARKET
                                        COST         GAINS       LOSSES     VALUE
                                      ---------   ----------   ----------  ------
Available for Sale:
  Real Estate Investment Trust. . . . $37,777      $    --      $   --    $37,777
                                      -------      -------      -------   -------
                                      -------      -------      -------   -------

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

     Subsequent to December 31, 1997, the Company entered into a three-year lease for office space. Rental payments under the new lease are $4,000 per month.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

     Potomac Energy Corporation ("PEC" or the "Company") (formerly Midwestern Resources, Inc.) was formed in 1980 under the laws of the State of Oklahoma and became inactive and its corporate charter was suspended in 1983. In
March 1998, the Company was reincorporated under the name "Midwestern-Oklahoma Energy Resources Corporation." Effective June 17, 1998, Potomac Energy (Bermuda) Ltd., a Bermuda corporation ("Potomac (Bermuda)"), merged with and into Potomac Exploration Acquisition Corporation, a wholly-owned subsidiary of the Company ("Potomac Acquisition"), pursuant to a Plan of Reorganization and Agreement of Merger dated June 12, 1998 (the "Merger"). As a condition of the Merger, on June 17, 1998, the outstanding Common Stock of the Company was reverse split on the basis of one share for each 41.40846 outstanding shares, which resulted in 579,270 shares of Common Stock being outstanding immediately prior to the Merger (the "Reverse Stock Split"). In consummation of the Merger, the Company issued 7,050,000 shares of its Common Stock to the former shareholders of Potomac (Bermuda) and the Company's name was changed to "Potomac Energy Corporation." The Merger was accounted for as a reverse acquisition of the Company by Potomac (Bermuda). Potomac (Bermuda) was formed on April 7, 1997. Immediately prior to the Merger, the Company did not have any assets or liabilities.

     The Company is a development stage company engaged in the exploration and development of oil and gas properties outside of North America. The Company, through its subsidiaries, owns interests in a prospective area located in Colombia, South America, which is in the initial stages of exploration and development. Prior to the Merger, Potomac (Bermuda) had not conducted any operations other the acquisition of the interests in the Rosablanca Association Contract and the Montecristo Association Contract for exploration and development of the Rosablanca and Montecristo Blocks within the Middle Magdalena Valley Basin, Colombia, South America. The Rosablanca and Montecristo Blocks are in the initial stages of exploration. See "--Middle Magdalena Valley Basin." The Company also may seek to acquire additional oil and gas exploration opportunities in Colombia which management believes may have large reserve potential; however, there is no assurance that additional interests will be acquired or if acquired will be capable of commercial development and production. All references to the "Company" includes Potomac Energy Corporation and its subsidiaries, unless the context indicates otherwise.

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

     The Company's principal asset is a 25 percent interest in the Association Contracts that relate to Rosablanca and Montecristo Blocks located in the Middle Magdalena Valley Basin in and around Bogota, Colombia, South America (the "Rosablanca and Montecristo Association Contracts"). As of the date of this Report, a well has not been drilled on either of the Rosablanca and Montecristo Blocks. The Rosablanca and Montecristo
Association Contracts were issued by Empresa Colombiana de Petroleos ("Ecopetrol"), the state-owned Colombian oil company, in November 1997, and provide generally for a six-year exploration phase followed by a 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required commencing at the end of the sixth year of the Rosablanca and Montecristo Association Contracts. The Company currently intends to participate in the drilling of the initial well on the Magdalena Valley Basin before the end of 1998. See "--Magdalena Valley Basin--Rosablanca and Montecristo Association Contracts."

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

EMPLOYEES

     As of August 12, 1998, the Company's operations are managed from its offices in Oklahoma City, with a staff of five employees and use professional consulting services as needed. The Company's employees are not represented by a labor organization. The Company and its subsidiaries consider the relations with their employees and consultants to be good.

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

     ROSABLANCA AND MONTECRISTO ASSOCIATION CONTRACTS. On November 19, 1997, the Association Contracts related to the Rosablanca Block and Montecristo Block (the "Rosablanca and Montecristo Association Contracts") were awarded to the Colombian branch of Seven Seas and the Company became entitled to receive a 25 percent interest in the Association Contracts, subject to the GHK Agreement. In connection with obtaining the Rosablanca and Montecristo Association Contracts, Seven Seas was not required to provide any form of financial guarantee of performance of the other Rosablanca and Montecristo Association Contracts.

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

PLAN OF DEVELOPMENT

     Seven Seas and the Company have established a 24-month plan of development of the Rosablanca and Montecristo Blocks. Under this plan, in addition to the minimum work commitments under the Rosablanca and Montecristo Association Contracts (the cost of which is estimated to be approximately $750,000), Seven Seas and the Company propose to (i) the obtain and process new two-dimensional seismic (75 kilometers on the Montecristo Blaock and 50 kilometers on the Rosablanca Block) at an estimated cost of $550,000, (ii) identify and drill one exploratory well on the Rosablanca Block at an estimated cost of $500,000, (iii) drill one horizontal well on the Rosablanca Block at an estimated cost of $1,750,000, (iv) drill three additional horizontal wells on the Rosablanca Block at an estimated cost of $3,750,000, and (v) reenter and deepen an existing well on the Montecristo Block at an estimated cost of $500,000. In addition, the Company plans on participating, on a joint-venture basis, in the reworking of existing wells with a major oil company on blocks outside the Rosablanca and Montecristo Blocks at an estimated cost of $4,000,000. The timing and undertakings under the development plan will depend upon a number of factors, most of which will not be within the control of the Company, including availability of capital resources of the Company and its joint venture partners, the results of geological and geophysical surveys and analysis, the expected or actual results of each development undertaking or operation which in large part may be affected by the anticipated or current cost of such operations and the prices of crude oil and natural gas, general domestic and international economic conditions within and without the oil and gas industry, and Columbian legal and regulatory compliance. Therefore, this can be no assurance that such plan of development will be successful or will be completed as anticipated as of the date of this Report.

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

RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

     Potomac (Bermuda) was formed on April 7, 1997. Prior to the Merger, PEC was inactive and did not have any assets or liabilities. Effective June 17, 1998, Potomac (Bermuda) merged with and into Potomac Acquisition and became a wholly-owned subsidiary of PEC. The Merger was accounted for as a reverse acquisition of PEC by Potomac (Bermuda) under the purchase method of accounting. Therefore, the following discussion and analysis of results of operations discussed below are only those of to Potomac (Bermuda) prior to the Merger. See "--Background."

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

     Under the terms of the Rosablanca and Montecristo Association Contracts, the Company has certain minimum work commitments on a joint venture basis with Seven Seas, the Company's share of such costs is estimated to be approximately $750,000. In addition to the minimum work commitments, the Company has established a 24-month plan of development of the Rosablanca and Montecristo Blocks at an estimated cost of $6,950,000. See "--Middle Magdalena Valley Basin--Plan of Development." The Company anticipates that the costs of development of the Rosablanca and Montecristo Blocks will be funded with proceeds from the sale of equity and debt securities and, although unlikely, borrowings. There is no assurance that such funding will be available or on terms acceptable to the Company, in which event the Company may forfeit its interests in the Rosablanca and Montecristo Blocks.

PART II

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Effective June 17, 1998, Potomac Energy (Bermuda) Ltd., a Bermuda corporation ("Potomac (Bermuda)"), merged with and into Potomac Exploration Acquisition Corporation, a wholly-owned subsidiary of the Company ("Potomac Acquisition"), pursuant to a Plan of Reorganization and Agreement of Merger dated June 12, 1998 (the "Merger"). As a condition of the Merger, on June 17, 1998, the outstanding Common Stock of the Company was reverse split on the basis of one share for each 41.40846 outstanding shares, which resulted in 579,270 shares of Common Stock being outstanding immediately prior to the Merger. In consummation of the Merger, the Company issued 7,050,000 shares of its Common Stock to the former shareholders of Potomac (Bermuda) and the Company's name was changed to "Potomac Energy Corporation."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

         2.1 Plan of Reorganization and Agreement of Merger among Registrant, Potomac Exploration Acquisition Corporation and Potomac Energy (Bermuda) Ltd., dated June 12, 1998, incorporated by reference to Form 10-KSB filed with the Commission on July 2, 1998.

        10.1 Association Contract between Empresa Colombiana De Petroleos and Seven Seas Petroleum Colombia, the Rosablanca sector, dated November 19, 1997, incorporated by reference to Form 10-KSB filed with the Commission on July 2, 1998.

        10.2 Association Contract between Empresa Colombiana De Petroleos and Seven Seas Petroleum Colombia, the Montecristo sector, dated November 19, 1997, incorporated by reference to Form 10-KSB filed with the Commission on July 2, 1998.

        10.3 Letter of Intent between Potomac Energy Corporation and The GHK Company L.L.C., dated February 27, 1997, incorporated by reference to Form 10-KSB filed with the Commission on July 2, 1998.

        27     Financial Data Schedule.


(b)  REPORTS ON FORM 8-K.

        Not applicable.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       POTOMAC ENERGY CORPORATION
                                       (Formerly Midwestern Resources, Inc.)
                                                     (Registrant)



                                       By: /s/ CARL W. SWAN
                                          -------------------------------------
                                          Carl W. Swan, Chief Executive Officer

Date: September 8, 1998