Form 10QSB
period 1998-06-30
POTOMAC ENERGY CORP
filed 1998-09-10
CIK 316643

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

/ /  Transition report under section 13 or 15(d) of the Securities Exchange Act
     of 1934 for the transition period from                to

COMMISSION FILE NUMBER:  0-9474

                          POTOMAC ENERGY CORPORATION
                   (FORMERLY MIDWESTERN RESOURCES, INC.)
               (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                OKLAHOMA                               73-1088064
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

 2601 NORTHWEST EXPRESSWAY, SUITE 1100W
          OKLAHOMA CITY, OKLAHOMA                       73112-7293
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number:  (405) 840-1427

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has
been subject to such filing requirements for the past 90 days.  Yes     No  X
                                                                    ---    ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes     No
                                                      ---    ---
APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 8, 1998, 7,428,261 shares of issuer's Common Stock, $.01 par value per share, were outstanding.



                        TRANSITIONAL SMALL BUSINESS DISCLOSURE
                                 FORMAT (CHECK ONE):
                                    Yes      No  X
                                        ---     ---

                              TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .  1

         Consolidated Balance Sheets, December 31, 1997 and
           June 30, 1998 (Unaudited). . . . . . . . . . . . . . . . . . . . . . . .  2

         Consolidated Statements of Operations and Accumulated Deficit for the
           Period from Inception (April 7, 1997) to June 30, 1997 and the Three Months and Six Months Ended June 30, 1998 (Unaudited). . . . .  3

         Consolidated Statements of Stockholders' Equity for the
           Period from Inception (April 7, 1997) to December 31, 1997 and the Six Months Ended June 30, 1998 (Unaudited) . . . . . . . . . . . . .  4

         Consolidated Statements of Cash Flows for the  Period from Inception
           (April 7, 1997) to June 30, 1997 and the Six Months Ended
            June 30, 1998 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . .  5

         Notes to Consolidated Financial Statements (March 31, 1998 Information
           is Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis or Plan of Operations . . . . . . . .  7

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

          CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING INFORMATION

     Certain statements in this Report and the documents referenced herein constitute "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, levels of activity, performance or achievements of Potomac Energy Corporation, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements and neither Potomac Energy Corporation nor any other person assumes responsibility for the accuracy and completeness of these statements.

PART I

ITEM 1.  FINANCIAL STATEMENTS

                              POTOMAC ENERGY CORPORATION
                       (FORMERLY POTOMAC ENERGY (BERMUDA) LTD.)
                           (A DEVELOPMENT STAGE ENTERPRISE)
                             CONSOLIDATED BALANCE SHEETS


                                                        DECEMBER 31,    JUNE 30,
                                                           1997           1998
                                                        ------------   -----------
                         ASSETS                                        (UNAUDITED)
Current Assets:
    Cash . . . . . . . . . . . . . . . . . . . . .      $ 102,782    $   131,734
    Accounts Receivable. . . . . . . . . . . . . .        150,000             --
    Marketable Securities. . . . . . . . . . . . .         37,777             --
                                                        ---------    -----------
         Total Current Assets. . . . . . . . . . .      $ 290,559    $   131,734
Property and Equipment, net. . . . . . . . . . . .             --          4,558
Unevaluated Oil and Gas Interests, Full Cost
  Method . . . . . . . . . . . . . . . . . . . . .          1,121          1,121
Other Assets . . . . . . . . . . . . . . . . . . .         21,222         21,222
                                                        ---------    -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . .      $ 312,902    $   158,635
                                                        ---------    -----------
                                                        ---------    -----------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable . . . . . . . . . . . . . . .      $ 121,701    $    15,536
                                                        ---------    -----------
         Total Liabilities . . . . . . . . . . . .      $ 121,701    $    15,536
                                                        ---------    -----------

Commitments and Contingencies. . . . . . . . . . .             --             --
Stockholders' Equity:
    Common Stock, $.01 Par Value, 12,000,000 in
     1997 and 50,000,000 in 1998 Shares Authorized,
     Respectively, and 4,700,000 and 7,629,270
     Issued and Outstanding, Respectively. . . . .      $  47,000    $    76,294
    Additional Paid-In Capital . . . . . . . . . .        840,000      1,543,047
    Deficit Accumulated During Development Stage .       (695,799)    (1,476,264)
                                                        ---------    -----------
         Total Stockholders' Equity. . . . . . . .      $ 191,201    $   143,099
                                                        ---------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . .      $ 312,902    $   158,635
                                                        ---------    -----------
                                                        ---------    -----------

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           POTOMAC ENERGY CORPORATION
                    (FORMERLY POTOMAC ENERGY (BERMUDA) LTD.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
   CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)


                                                   PERIOD FROM
                                                    INCEPTION
                                                  (APRIL 7, 1997)   THREE MONTHS     SIX MONTHS
                                                         TO            ENDED           ENDED
                                                   JUNE 30, 1997   JUNE 30, 1998   JUNE 30, 1998
                                                   -------------   -------------   -------------
REVENUES
    Interest Income. . . . . . . . . . . . . . .    $       --      $    3,015       $    4,022
                                                    ----------      ----------       ----------

         Total Revenues. . . . . . . . . . . . .    $       --      $    3,015       $    4,022
                                                    ----------      ----------       ----------

EXPENSES
    Professional Fees and Consulting . . . . . .    $   24,575      $  530,806       $  778,684
    Rent . . . . . . . . . . . . . . . . . . . .            --           4,061            4,061
    Bank Service Charges . . . . . . . . . . . .            66             475              890
    Postage and Delivery . . . . . . . . . . . .            44              98              487
    Shipping . . . . . . . . . . . . . . . . . .            --              --               --
    Travel . . . . . . . . . . . . . . . . . . .            --              --               --
    Telephone. . . . . . . . . . . . . . . . . .           282             332              332
    Office Supplies. . . . . . . . . . . . . . .            10              --               --
                                                    ----------      ----------       ----------
         Total Expenses. . . . . . . . . . . . .    $   24,977      $  535,773       $  784,465
                                                    ----------      ----------       ----------
Net Loss - Deficit Accumulated during
 Development Stage . . . . . . . . . . . . . . .    $  (24,977)     $ (532,758)      $ (780,443)
                                                    ----------      ----------       ----------
                                                    ----------      ----------       ----------
Net Loss per Share . . . . . . . . . . . . . . .    $    (0.01)     $    (0.06)      $    (0.09)
                                                    ----------      ----------       ----------
                                                    ----------      ----------       ----------
Weighted Average Number of
 Common Shares Outstanding . . . . . . . . . . .     3,100,000       8,579,363        8,579,363
                                                    ----------      ----------       ----------
                                                    ----------      ----------       ----------

             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             POTOMAC ENERGY CORPORATION
                      (FORMERLY POTOMAC ENERGY (BERMUDA) LTD.)
                          (A DEVELOPMENT STAGE ENTERPRISE)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                                                     COMMON STOCK
                                              --------------------------------------------------------------
                                                                       PAID-IN      ACCUMULATED
                                                SHARES      AMOUNT     CAPITAL        DEFICIT        TOTAL
                                                ------      ------     -------      -----------      -----
April 7, 1997. . . . . . . . . . . . . .             --    $    --   $       --    $        --    $      --
Sale of Stock. . . . . . . . . . . . . .      2,800,000     28,000      384,000             --      412,000
Shares Issued for Services . . . . . . .      1,900,000     19,000      456,000             --      475,000
Net Loss . . . . . . . . . . . . . . . .             --         --           --       (695,799)    (695,799)
                                              ---------    -------   ----------    ------------   ----------
December 31, 1997. . . . . . . . . . . .      4,700,000    $47,000   $  840,000    $  (695,799)   $ 191,201
Sale of Stock(Unaudited) . . . . . . . .        300,000      3,000       72,000             --       75,000
Shares Issued for Services(Unaudited). .        500,000      5,000      120,000             --      125,000
Net Loss(Unaudited). . . . . . . . . . .             --         --           --       (247,685)    (247,685)
                                              ---------    -------   ----------    ------------   ----------
March 31, 1998(Unaudited). . . . . . . .      5,500,000    $55,000   $1,032,000    $  (943,484)   $ 143,516
Sale of Stock(Unaudited) . . . . . . . .        500,000      5,000      120,000             --      125,000
Shares Issued for Services(Unaudited). .      1,629,363     16,294      391,047             --      407,341
Net Loss(Unaudited). . . . . . . . . . .             --         --           --       (532,758)    (532,758)
                                              ---------    -------   ----------    ------------   ----------
June 30, 1998(Unaudited) . . . . . . . .      7,629,363    $76,294   $1,543,047    $(1,476,242)   $ 143,099
                                              ---------    -------   ----------    ------------   ----------
                                              ---------    -------   ----------    ------------   ----------

                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           POTOMAC ENERGY CORPORATION
                      (FORMERLY POTOMAC ENERGY (BERMUDA) LTD.)
                         (A DEVELOPMENT STAGE ENTERPRISE)
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         PERIOD FROM
                                                          INCEPTION
                                                        (APRIL 7, 1997)     SIX MONTHS
                                                              TO               ENDED
                                                         JUNE 30, 1997     JUNE 30, 1998
                                                         -------------     -------------
Cash Flows from Operating Activities:
 Net Loss  . . . . . . . . . . . . . . . . . . . . . .     $(24,967)       $ (780,443)
 Adjustments to Reconcile Net Loss to
  Net Cash Provided by Operations:
   Compensation Expense. . . . . . . . . . . . . . . .          --          1,007,341
   Increase (Decrease):
      Accounts Payable . . . . . . . . . . . . . . . .          --            (15,536)
                                                           ---------       -----------
         Net Cash Used by Operating Activities             $(24,967)       $  211,362
                                                                           -----------
Cash Flows from Investing Activities:
 Exploration of Oil and Gas Properties:
         Purchase of Investments . . . . . . . . . . .     $     --        $   (1,121)
             Other Assets. . . . . . . . . . . . . . .           --           (21,222)
                                                           ---------       -----------
         Net Cash Used by Investing Activities . . . .     $     --        $  (22,343)
                                                           ---------
Cash Flows from Financing Activities:
   Sale of Stock . . . . . . . . . . . . . . . . . . .     $ 12,000        $  612,000

         Net Cash Provided by Financing Activities . .     $ 12,000        $  612,000

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . .     $ 12,000        $  119,734
Cash at Beginning of Period. . . . . . . . . . . . . .           --            12,000
                                                           ---------       -----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . .     $ 12,000        $  131,734
                                                           ---------       -----------
                                                           ---------       -----------

               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          POTOMAC ENERGY CORPORATION
                   (FORMERLY POTOMAC ENERGY (BERMUDA) LTD.)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.  GENERAL

The Company is a development stage enterprise engaging in acquisition, exploration and development of oil and gas projects. The Company has yet to generate any revenue from oil and gas sales and has no assurance of future revenues from such sales. Oil and gas exploration and development is speculative in nature and as such involves a high degree of risk.

The consolidated financial statements included in this report have been prepared by Potomac Energy Corporation (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The consolidated balance sheet at December 31, 1997, has been derived from the audited balance sheet of the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission on July 2, 1998. The financial data for the interim periods presented may not necessarily reflect the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Potomac Energy (BVI) Ltd, a British Virgin Island corporation ("Potomac BVI"), and Potomac Exploration Acquisition Corporation ("Acquisition Corp"). All material intercompany accounts and transactions have been eliminated.

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

The Company's foreign operations are and will be subject to the income tax laws of the various countries in which it may operate. Branch income from interests obtained through the association agreements in Columbia, South America are subject to Colombian corporate income tax as well as remittance tax.

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

2.  POTOMAC ENERGY (BERMUDA) LTD. MERGER

     Effective June 17, 1998, Potomac Energy (Bermuda) Ltd. ("Potomac (Bermuda)") merged with and into Acquisition Corp (the "Merger") and in connection with the Merger, with the exception of two management members, the officers and directors of Potomac (Bermuda) became the officers and directors of the Company. The Merger was accounted for as a reverse acquisition of the Company by Potomac (Bermuda). The shareholders of Potomac (Bermuda) were issued 7,050,000 shares of common stock of the Company. Following the Merger, the Company changed its name to Potomac Energy Corporation. Potomac (Bermuda) was incorporated April 7, 1997, for the sole purpose of internationally identifying, investigating, exploring and where determined advantageous developing, refining and marketing of oil and gas.

3.  JOINT INTEREST OPERATIONS

     The Company's subsidiary, Potomac BVI has entered into a joint venture agreement with Seven Seas Petroleum Colombia (Seven Seas), a branch of Seven Seas Petroleum, Inc. which is a publically traded Canadian corporation. Seven Seas has obtained association contracts for oil and gas reserves identified through preliminary investigation in the Middle Magdalen Valley Basin in central Colombia, South America. Seven Seas has been accepted by Ecopetrol, the state owned oil company in Colombia, to administer the association contracts covering certain properties in Colombia, South America known as the Rosa Blanca and Montecristo Blocks. Seven Seas owns a 75 percent interest and Potomac owns a 25 percent interest. Seven Seas is designated as the operator. Upon the successful negotiation of the Association contracts Seven Seas was required to pay Potomac a participation fee of $150,000 which was used to offset geophysical survey costs.

4.  EARNINGS PER COMMON SHARE

Earnings per common share were computed using the weighted average number of common shares outstanding after adding the dilutive effect of the conversion of stock options.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

BACKGROUND

     Potomac Energy Corporation ("PEC" or the "Company") (formerly Midwestern Resources, Inc.) was formed in 1980 under the laws of the State of Oklahoma and became inactive and its corporate charter was suspended in 1983. In
March 1998, the Company was reincorporated under the name "Midwestern-Oklahoma Energy Resources Corporation." Effective June 17, 1998, Potomac Energy (Bermuda) Ltd., a Bermuda corporation ("Potomac (Bermuda)"), merged with and into Potomac Exploration Acquisition Corporation, a wholly-owned subsidiary of the Company ("Potomac Acquisition"), pursuant to a Plan of Reorganization and Agreement of Merger dated June 12, 1998 (the "Merger"). As a condition of the Merger, on June 17, 1998, the outstanding Common Stock of the Company was reverse split on the basis of one share for each 41.40846 outstanding shares, which resulted in 578,270 shares of Common Stock being outstanding immediately prior to the Merger (the "Reverse Stock Split"). In consummation of the Merger, the Company issued 7,050,000 shares of its Common Stock to the former shareholders of Potomac (Bermuda) and the Company's name was changed to "Potomac Energy Corporation." The Merger was accounted for as a reverse acquisition of the Company by Potomac (Bermuda). Potomac (Bermuda) was formed on April 7, 1997. Immediately prior to the Merger, the Company did not have any assets or liabilities.

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

RESULTS OF DEVELOPMENT STAGE OPERATIONS

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

     Each of Potomac (Bermuda) prior to the Merger and PEC following the Merger is a development stage company that during the period April 7, 1997 (Inception of Potomac (Bermuda)) through June 30, 1998, did not have any revenue from oil and gas sales. There is no assurance that the Company will have revenues from oil and gas sales in the future. The only revenues received by Potomac (Bermuda) during the three months and six months ended June 30, 1998, were $4,022 and $37,777 derived from interest income earned or accrued on cash and cash and marketable securities. During 1997, Potomac (Bermuda) obtained interests in the Rosablanca and Montecristo Association Contracts and in connection therewith Potomac (Bermuda) and PEC incurred $530,806 and $775,694 during the three months and nine months ended June 30, 1998, respectively, in professional fees and consulting expenses and incurred miscellaneous expenses of $4,966 and $5,770, respectively. During the period April 7, 1997 (Inception of Potomac (Bermuda)) through June 30, 1997, Potomac (Bermuda) incurred professional fees and consulting expenses of $24,575. Other than the activities associated with obtaining the Rosablanca and Montecristo Association Contracts, Potomac (Bermuda) and PEC did not conduct any operating activities during 1997 and the six months ended June 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Potomac (Bermuda) has financed its development state activities through the sale of equity securities and does not have any borrowing facilities or arrangements in place to fund its capital commitments. During 1997, net cash used by operating activities totaled $249,098, net cash used by investing activities totaled $60,120 and net cash provided by financing activities totaled $412,000. During the six months ended June 30, 1998, net cash used by operating activities totaled $211,362 and net cash provided by financing activities totaled $22,343. As of June 30, 1998, PEC had working capital of $126,198, compared to working capital of $168,858 at December 31, 1997.

     Under the terms of the Rosablanca and Montecristo Association Contracts, the Company has certain minimum work commitments on a joint venture basis with Seven Seas, the Company's share of such costs is estimated to be approximately $750,000. In addition to the minimum work commitments, the Company has established a 24-month plan of development of the Rosablanca and Montecristo Blocks at an estimated cost of $6,950,000. See " --Middle Magdalena Valley Basin--Plan of Development." The Company anticipates that the costs of development of the Rosablanca and Montecristo Blocks will be funded with proceeds from the sale of equity and debt securities and, although unlikely, borrowings. There is no assurance that such funding will be available or on terms acceptable to the Company, in which event the Company may forfeit its interests in the Rosablanca and Montecristo Blocks.

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


                                           POTOMAC ENERGY CORPORATION
                                           (Formerly Midwestern Resources, Inc.)
                                                (Registrant)



                                           By: /s/ CARL W. SWAN
                                               ---------------------------------
                                               Carl W. Swan, Chief Executive
                                                 Officer

Date:  September 8, 1998