Form 10QSB
period 1998-09-30
POTOMAC ENERGY CORP
filed 1999-03-11
CIK 316643

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

/x/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

/ /      Transition report under section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from            to            .
                                                    ----------    ----------

COMMISSION FILE NUMBER:  0-9474

                           POTOMAC ENERGY CORPORATION
                      (FORMERLY MIDWESTERN RESOURCES, INC.)
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                OKLAHOMA                                73-1088064
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

 2601 NORTHWEST EXPRESSWAY, SUITE 1100W
        OKLAHOMA CITY, OKLAHOMA                        73112-7293
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number:  (405) 840-1427

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90
days.  Yes      No  X
           ---     ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes      No
                                                      ---     ---

Applicable only to corporate issuers

As of September 30, 1998, 7,829,270 shares of issuer's Common Stock, $.01 par value per share, were outstanding.

                     TRANSITIONAL SMALL BUSINESS DISCLOSURE
                              FORMAT (CHECK ONE):
                                Yes      No  X
                                    ---     ---

                                        TABLE OF CONTENTS

                                                                                              Page
                                                                                              ----
PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Auditors' Report........................................................... 1

         Consolidated Balance Sheets, December 31, 1997 and September 30, 1998
           (Unaudited).......................................................................... 2

         Consolidated Statements of Operations and Accumulated Deficit for the
           Period from Inception (April 7, 1997) to September 30, 1997 and the Three Months, Six Months and Nine Months Ended September 30,
           1998 (Unaudited)..................................................................... 3

         Consolidated Statements of Stockholders' Equity for the
           Period from Inception (April 7, 1997) to December 31, 1997 and the Nine Months Ended September 30, 1998 (Unaudited)................................. 4

         Consolidated Statements of Cash Flows for the Period from Inception
           (April 7, 1997) to September 30, 1997 and the Nine Months Ended
           September 30, 1998 (Unaudited)....................................................... 5

         Notes to Consolidated Financial Statements (March 31, 1998 Information
           is Unaudited)........................................................................ 6

Item 2.  Management's Discussion and Analysis or Plan of Operations............................. 7

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................15

Item 2.  Changes in Securities and Use of Proceeds..............................................16

Item 3.  Defaults Upon Senior Securities........................................................16

Item 4.  Submission of Matters to a Vote of Security Holders....................................16

Item 5.  Other Information......................................................................16

Item 6.  Exhibits and Reports on Form 8-K.......................................................16

Signatures......................................................................................20

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

                           POTOMAC ENERGY CORPORATION
                    (FORMERLY POTOMAC ENERGY (BERMUDA) LTD.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                         1997            1998
                                                                      -----------    ------------
                                ASSETS                                                (UNAUDITED)
Current Assets:
    Cash.............................................................. $ 102,782      $   347,559
    Accounts Receivable...............................................   150,000               --
    Marketable Securities.............................................    37,777               --
                                                                       ---------      -----------
         Total Current Assets......................................... $ 290,559      $   347,559
Property and Equipment, net...........................................        --           27,245
Unevaluated Oil and Gas Interests, Full Cost Method...................     1,121            1,121
Other Assets..........................................................    21,222           21,222
                                                                       ---------      -----------
TOTAL ASSETS.......................................................... $ 312,902      $   397,147
                                                                       =========      ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

    Accounts Payable.................................................. $ 121,701      $    14,523
                                                                       ---------      -----------
         Total Liabilities............................................ $ 121,701      $    14,523
                                                                       ---------      -----------
Commitments and Contingencies.........................................        --               --
Stockholders' Equity:
    Common Stock, $.01 Par Value, 12,000,000 in 1997 and 50,000,000
       Shares in 1998 Authorized, Respectively, and 4,700,000 and
       7,829,270 Issued and Outstanding, Respectively................. $  47,000      $    78,293
    Additional Paid-In Capital........................................   840,000        2,041,025
    Deficit Accumulated During Development Stage......................  (695,799)      (1,736,694)
                                                                       --------- -    -----------
         Total Stockholders' Equity................................... $ 191,201      $   382,624
                                                                       ---------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................ $ 312,902      $   397,147
                                                                       =========      ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           POTOMAC ENERGY CORPORATION
                    (FORMERLY POTOMAC ENERGY (BERMUDA) LTD.)
                        (A DEVELOPMENT STAGE ENTERPRISE)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)

                                                             PERIOD FROM
                                                              INCEPTION
                                                           (APRIL 7, 1997)    THREE MONTHS      NINE MONTHS
                                                                  TO              ENDED            ENDED
                                                            SEPT 30, 1997     SEPT 30, 1998    SEPT 30, 1998
                                                           --------------     -------------    -------------
REVENUES
  Income................................................     $  150,000         $        -       $         -
                                                             ----------         ----------       -----------
                                                             ----------         ----------       -----------
  Interest Income.......................................     $      166         $    3,007       $     7,029
                                                             ----------         ----------       -----------
                                                             ----------         ----------       -----------
      Total Revenues....................................     $  150,166         $    3,007       $     7,029
                                                             ----------         ----------       -----------
                                                             ----------         ----------       -----------
EXPENSES
  Advertising...........................................     $        -         $    4,841       $     4,841
  Auto..................................................     $        -         $      421       $       421
  Bank Charges..........................................     $      817         $      155       $     1,045
  Commissions & Fees....................................     $        -         $       75       $        75
  Dues & Subscriptions..................................     $        -         $    4,975       $     4,975
  Employee Benefit Program..............................     $        -         $      363       $       363
  Freight...............................................     $        -         $      914       $       914
  Income Tax............................................     $        -         $        -       $         -
  Insurance.............................................     $        -         $    3,966       $     3,966
  Legal, Professional, Consulting.......................     $  332,820         $  123,101       $   901,795
  Lodging...............................................     $        -         $    3,855       $     3,855
  Maintenance...........................................     $        -         $    3,000       $     3,000
  Meals & Entertainment.................................     $        -         $    4,990       $     4,990
  Office Supplies.......................................     $      310         $    4,443       $     4,443
  Payroll Tax...........................................     $        -         $   15,566       $    15,566
  Postage and Delivery..................................     $      165         $      669       $     1,156
  Rent & Leases.........................................     $        -         $   12,248       $    16,309
  Salaries..............................................     $        -         $   45,173       $    45,173
  SEC Related Expense...................................     $        -         $    8,716       $     8,716
  Telephone.............................................     $      912         $    4,683       $     5,015
  Travel................................................     $    2,666         $    9,956       $     9,956
  Other/Miscellaneous...................................     $        -         $   11,347       $    11,347
                                                             ----------         ----------       -----------
      Total Expenses....................................     $  337,690         $  263,495       $ 1,047,923
                                                             ----------         ----------       -----------
                                                             ----------         ----------       -----------
Net Loss - Deficit Accumulated during
  Development Stage.......................................   $ (187,524)        $ (260,452)      $(1,040,894)
                                                             ----------         ----------       -----------
                                                             ----------         ----------       -----------
Net Loss per Share........................................   $    (0.06)        $    (0.03)      $     (0.12)
                                                             ----------         ----------       -----------
                                                             ----------         ----------       -----------
Weighted Average Number of
  Common Shares Outstanding...............................    3,100,000          8,779,270         8,779,270
                                                             ----------         ----------       -----------
                                                             ----------         ----------       -----------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                     POTOMAC ENERGY CORPORATION
                              (FORMERLY POTOMAC ENERGY (BERMUDA) LTD.)
                                 (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                               COMMON STOCK
                                                        -----------------------------------------------------------
                                                                                PAID-IN    ACCUMULATED
                                                          SHARES    AMOUNT      CAPITAL       DEFICIT       TOTAL
                                                        ---------   -------   ----------   -----------    ---------
April 7, 1997......................................            --   $    --   $       --   $        --    $      --
Sale of Stock......................................     2,800,000    28,000      384,000            --      412,000
Shares Issued for Services.........................     1,900,000    19,000      456,000            --      475,000
Net Loss...........................................          --          --                   (695,799)    (695,799)
                                                        ---------   -------   ----------   -----------    ---------
December 31, 1997..................................     4,700,000   $47,000   $  840,000   $  (695,799)   $ 191,201

Sale of Stock(Unaudited)...........................       300,000     3,000       72,000            --       75,000
Shares Issued for Services(Unaudited)..............       500,000     5,000      120,000            --      125,000
Net Loss(Unaudited)................................            --        --                   (247,685)    (247,685)
                                                        ---------   -------   ----------   -----------    ---------
March 31, 1998(Unaudited)..........................     5,500,000   $55,000   $1,032,000   $  (943,484)   $ 143,516

Sale of Stock(Unaudited)...........................       500,000      5,000     120,000            --      125,000
Shares Issued for Services(Unaudited)..............     1,629,363     16,293     391,025            --      407,318
Net Loss(Unaudited)................................            --         --                  (532,758)    (532,758)
                                                        ---------   -------   ----------   -----------    ---------
June 30, 1998(Unaudited)...........................     7,629,363   $76,293   $1,543,025   $(1,476,242)   $ 143,076
                                                        ---------   -------   ----------   -----------    ---------
                                                        ---------   -------   ----------   -----------    ---------
Sale of Stock(Unaudited)...........................       200,000     2,000      498,000            --      500,000
Shares Issued for Services(Unaudited)..............            --        --           --            --           --
Net Loss(Unaudited)................................            --        --           --      (260,452)    (260,452)
September 30, 1998(Unaudited)......................     7,829,270    78,293    2,041,025    (1,736,694)     382,623
                                                        ---------   -------   ----------   -----------    ---------
                                                        ---------   -------   ----------   -----------    ---------

                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                POTOMAC ENERGY CORPORATION
                         (FORMERLY POTOMAC ENERGY (BERMUDA) LTD.)
                              (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 PERIOD FROM
                                                                  INCEPTION
                                                               (APRIL 7, 1997)    NINE MONTHS
                                                                     TO              ENDED
                                                                SEPT 30, 1997     SEPT 30, 1998
                                                                -------------     -------------
Cash Flows from Operating Activities:
  Net Loss.....................................................  $(187,524)       $(1,040,894)
  Adjustments to Reconcile Net Loss to
    Net Cash Provided by Operations:
      Compensation Expense.....................................         --            407,318
      Increase (Decrease):
        Accounts Receivable....................................         --            150,000
      Increase (Decrease):
        Accounts Payable.......................................         --            (95,505)
                                                                 ---------        -----------
              Net Cash Used by Operating Activities............  $(187,524)       $   388,071
                                                                 ---------        -----------
Cash Flows from Investing Activities:
  Exploration of Oil and Gas Properties:
                Purchase of Investments........................  $      --        $    (1,121)
                  Other Assets.................................         --            (21,222)
                                                                 ---------        -----------
              Net Cash Used by Investing Activities............  $      --        $   (22,343)
                                                                 ---------        -----------

Cash Flows from Financing Activities:
  Sale of Stock................................................  $ 212,000        $   625,000

              Net Cash Provided by Financing Activities........  $ 212,000        $   625,000

NET INCREASE (DECREASE) IN CASH................................  $ 100,150        $   244,777
Cash at Beginning of Period....................................         --            102,782
                                                                 ---------        -----------
CASH AT END OF PERIOD..........................................  $ 100,150        $   347,559
                                                                 ---------        -----------
                                                                 ---------        -----------

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

2.   POTOMAC ENERGY (BERMUDA) LTD. MERGER

         Effective June 17, 1998, Potomac Energy (Bermuda) Ltd. ("Potomac (Bermuda)") merged with and into Acquisition Corp (the "Merger") and in connection with the Merger, with the exception of two management members, the officers and directors of Potomac (Bermuda) became the officers and directors of the Company. The Merger was accounted for as a reverse acquisition of the Company by Potomac (Bermuda). The shareholders of Potomac (Bermuda) were issued 7,050 ,000 shares of common stock of the Company. Following the Merger, the Company changed its name to Potomac Energy Corporation. Potomac (Bermuda) was incorporated April 7, 1997, for the sole purpose of internationally identifying, investigating, exploring and where determined advantageous developing, refining and marketing of oil and gas.

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

         The Company is a development stage company engaged in the exploration and development of oil and gas properties outside of North America. The Company, through its subsidiaries, owns interests in a prospective area located in Colombia, South America, which is in the initial stages of exploration and development. Prior to the Merger, Potomac (Bermuda) had not conducted any operations other than acquisition of the interests in the Rosablanca Association Contract and the Montecristo Association Contract for exploration and development of the Rosablanca and Montecristo Blocks within the Middle Magdalena Valley Basin, Colombia, South America. The Rosablanca and Montecristo Blocks are in the initial stages of exploration. See "--Middle Magdalena Valley Basin."
The Company also may seek to acquire additional oil and gas exploration opportunities in Colombia which management believes may have large reserve potential; however, there is no assurance that additional interests will be acquired or if acquired will be capable of commercial development and production. All references to the "Company" includes Potomac Energy Corporation and its subsidiaries, unless the context indicates otherwise.

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

         The Company's principal asset is a 25 percent interest in the Association Contracts that relate to Rosablanca and Montecristo Blocks located in the Middle Magdalena Valley Basin in and around Bogota, Colombia, South America (the "Rosablanca and Montecristo Association Contracts"). As of the date of this Report, a well has not been drilled on either of the Rosablanca and Montecristo Blocks. The Rosablanca and Montecristo Association Contracts were issued by Empresa Colombiana de Petroleos ("Ecopetrol"), the state-owned Colombian oil company, in November 1997, and provide generally for a six-year exploration phase followed by a 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required commencing at the end of the sixth year of the Rosablanca and Montecristo Association Contracts. The Company currently intends to participate in the drilling of the initial well on the Magdalena Valley Basin before the end of 1999. See "--Magdalena Valley Basin--Rosablanca and Montecristo Association Contracts."

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

         Since the early 1970's the market price for crude oil has been significantly affected by policies adopted by the member nations of the Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. The Company is unable to predict the effect, if any, which OPEC policy or price changes would have on any decision of Ecopetrol to continue or cancel production purchase contracts with the Company or the effect such policies and price changes might have on the ability of the Company to otherwise profitable export and market the Company's production from Colombia in the event
Ecopetrol should elect to cancel productions purchase contracts which may be entered into for the purchase of the Company's production.

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

         Oil and gas reserves have been investigated and explored in the Magdalena Valley Basin since as early as 1940. The first commercial field was established by Trocco Oil in 1951 with proven recoverable reserves in excess of 800 million barrels. Through the use of advanced technologies and exploration techniques such as seismic, gravimetric and magneto metric surveys, combined with now historically proven data and exploratory drilling, additional potentially large reserves have been identified and recovered throughout the Middle Magdalena Valley Basin. Several independent oil companies such as Trident Energy, Harken Oil and Gas, and Seven Seas along with major oil and gas producers such as Exxon, Inc., and Texaco, Inc., have made important recent discoveries that have drawn international attention to all of Central and South America.

         To date, approximately 1,300 kilometers of 2-D seismic data has been acquired on the Rosablanca Block and the Montecristo Block. Based on analysis and processing of such data, it is estimated that combined anticipated recoverable oil reserves from the Rosablanca and Montecristo Blocks exceed one billion barrels

         Pursuant to agreement dated February 27, 1997 (the "GHK Agreement"), Omnipresent Exploration and Production Corporation (formerly Potomac Energy Corporation and predecessor in interest of Potomac (Bermuda)) and GHK Company, L.L.C., an Oklahoma limited liability company ("GHK"), agreed to jointly acquire and develop any association contracts related to the Rosablanca Block and the Montecristo Block acquired by Potomac (Bermuda) or GHK. Under the GHK Agreement, the applications to acquire the association contract was assigned to GHK for the purpose of allowing the association contracts on the specified blocks to be acquired by GHK. With respect to any association contract obtained, GHK agreed to assign a 25 percent interest in such association contract to Potomac Energy
(BVI) Ltd., a British Virgin Islands wholly-owned subsidiary corporation of the Company ("Potomac (BVI)). GHK is proposed to be designated as operator under the association contracts obtained. The GHK Agreement further provides that (i) upon issuance of the association contracts, GHK will pay Potomac (Bermuda) US$150,000, (ii) GHK will provide any initial guarantee for the performance of exploratory activity under the association contracts as required by Ecopetrol,
(iii) following issuance
of each such association contract, Potomac (Bermuda) will have three months to (A) qualify Potomac (BVI) to do business in Colombia, (B) reimburse GHK 25 percent of any initial guarantees required by Ecopetrol, and (C) demonstrate financial capability to pay 25 percent of the costs to perform the first year obligations of the association contract, and (iv) cause Potomac (BVI) to enter into an International Operating Agreement with accounting procedure for each contract area naming GHK's branch company as operator. In the event the Company is unable, within the three-month period, to pay its 25 percent share of the guarantee or demonstrate financial ability to pay 25 percent of the costs to perform the first year obligations of the association contract, the Company will forfeit all rights to its interest in the association contract. Pursuant to the Merger, Potomac Acquisition acquired and assumed all obligations of Potomac (Bermuda) under the agreement with GHK. Following execution of the GHK Agreement, it was assigned and transferred to Seven Seas Petroleum, Inc. ("Seven Seas") and to Potomac (BVI). As of the date of this Report, Potomac (BVI) is qualified to do business in Colombia.

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

         The Rosablanca and Montecristo Association Contracts provide generally for a three-to-six year exploration phase followed by a 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required commencing at the end of the sixth year of each contract. Under the terms of each contract, Seven Seas and the Company are required over a three-to-six-year period to undertake and complete certain work commitments involving exploration and development of the Rosablanca Block and the Montecristo Block. Seven Seas and the Company are required during the first two years of the contracts to reprocess existing seismic date (300 kilometers on the Rosablanca Block and 500 kilometers on the Montecristo Block), acquire and interpret landstat images and perform surface geological and geochemical work, and shoot and evaluate 100 kilometers of new two dimensional seismic and, at the election of the Company and Seven Seas, during the third year to drill one exploratory well. In the event after the first two years, the Company and Seven Seas elect to drill an exploratory well, they will be required to relinquish and reduce their interest in the block to not more than 247,100 acres (100,000 hectares). The contract will terminate at the end of the third year, unless a extension is granted by Ecopetrol pursuant to application or a commercial field has been discovered. The exploration period may be further extended beyond the third year upon annual application to and approval by Ecopetrol for up to three years. During each year of this extension, Seven Seas and the Company will be required to drill one additional exploratory well that penetrates a hydrocarbon producing formation. In the event such work commitments are not completed as required, the contract rights will be forfeited. Furthermore, if a commercial field is discovered during the initial three-year period of the contract or any extension thereof, the block or contract area will be reduced 50 percent, two years thereafter will be reduced 50 percent of the remaining block or contract area and two years thereafter will be further reduced to the commercial fields that are producing or under development plus a reserve belt 2.5 kilometers wide surrounding each Commercial Field within the block or contract area. Upon application to and approval by Ecopetrol, the period for retention of the block or contract area may be extended for up to four years.

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

PLAN OF DEVELOPMENT

         Seven Seas and the Company have established a 24-month plan of development of the Rosablanca and Montecristo Blocks. Under this plan, in addition to the minimum work commitments under the Rosablanca and Montecristo Association Contracts (the cost of which is estimated to be approximately $750,000),Seven Seas and the Company propose to (i) to obtain and process new two-dimensional seismic (75 kilometers on the Montecristo Block and 50 kilometers on the Rosablanca Block) at an estimated cost of $550,000, (ii) identify and drill one exploratory well on the Rosablanca Block at an estimated cost of $500,000, (iii) drill one horizontal well on the Rosablanca Block at an estimated cost of $1,750,000, (iv) drill three additional horizontal wells on the Rosablanca Block at an estimated cost of $3,750,000, and (v) reenter and deepen an existing well on the Montecristo Block at an estimated cost of $500,000. In addition, the Company plans on participating, on a joint-venture basis, in the reworking of existing wells with a major oil company on blocks outside the Rosablanca and Montecristo Blocks at an estimated cost of $4,000,000. The timing and undertakings under the development plan will depend upon a number of factors, most of which will not be within the control of the Company, including availability of capital resources of the Company and its joint venture partners, the results of geological and geophysical surveys and analysis, the expected or actual results of each development undertaking or operation which in large part may be affected by the anticipated or current cost of such operations and the prices of crude oil and natural gas, general domestic and international economic conditions within and without the oil and gas industry, and Columbian legal and regulatory compliance. Therefore, this can be no assurance that such plan of development will be successful or will be completed as anticipated as of the date of this Report.

RESULTS OF DEVELOPMENT STAGE OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS REPORT.

         Potomac (Bermuda) was formed on April 7, 1997. Prior to the Merger, PEC was inactive and did not have any assets or liabilities. Effective June 17, 1998, Potomac (Bermuda) merged with and into Potomac Acquisition and became a wholly-owned subsidiary of PEC. The Merger was accounted for as a reverse acquisition of PEC by Potomac (Bermuda) under the purchase method of accounting. Therefore, the following discussion and analysis of results of operations discussed below are only those of Potomac (Bermuda) prior to the Merger. See "--Background."

         Each of Potomac (Bermuda) prior to the Merger and PEC following the Merger is a development stage company that during the period April 7, 1997 (Inception of Potomac (Bermuda)) through September 30, 1998, did not have any revenue from oil and gas sales. There is no assurance that the Company will have revenues from oil and gas sales in the future. The only revenues received by Potomac (Bermuda) during the three months and nine months ended September 30, were $3,007 and $7,029 derived from interest income earned or accrued on cash. During 1997, Potomac (Bermuda) obtained interests in the Rosablanca and Montecristo Association Contracts and in connection therewith Potomac (Bermuda) and PEC incurred $123,101 and $901,795 during the three months and nine months ended September 30, 1998, respectively, in professional fees and consulting expenses and incurred miscellaneous expenses of $140,358 and $146,128 respectively. During the period April 7, 1997 (Inception of Potomac (Bermuda)) through September 30, 1997, Potomac (Bermuda) incurred professional fees and consulting expenses of $332,820. Other than the activities associated with obtaining the Rosablanca and Montecristo Association Contracts, Potomac (Bermuda) and PEC did not conduct any operating activities during 1997 and the nine months ended September 30, 1998.

          As of September 30, 1998 Seven Seas Petroleum, as operator, has reviewed and interpreted all of the existing siesmic data originally acquired with the Assoication Contracts. Seven Seas Petroleum has made an application for the shooting of additional sieismic data which should be initiated during the first quarter 1999. As of the nine months ended September 30, 1998 the Company has paid a total of $82,537.44 to Seven Seas Petroleum per the existing operating agreement. This total amount is catagorized and included by the Company in "Professional and Consulting" expense.

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

         In the future, the Company anticipates that its principal source of cash flows, if any, will be from the production and sale of crude oil and natural gas reserves which are depleting assets. Cash flows from oil and gas production sales depends upon the quantity of production and the price obtained for such production. Generally, an increase in prices allows a company to finance its operations to a greater extent with internally generated funds, may allow a company to obtain equity financing more easily or on better terms and lessens the difficulty of attracting financing alternatives available to a company from industry partners and non-industry investors. However, price increases heighten the competition for oil and gas association contracts, leases and other contractual arrangement and increase the costs of exploration and development activities, and because of potential price declines, increases the risks associated with the purchase of producing properties while prices are at higher levels.

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

         INFLATION AND CHANGES IN PRICES

         Inflation principally affects the costs required to drill, complete and operate oil and gas wells. In recent years inflation has had a minimal effect on such costs. However, increases and decreases in drilling activities, which generally are linked to crude oil and natural gas price increases and decreases, have resulted in the increase and decrease of drilling and exploration costs on an industry-wide basis.

LIQUIDITY AND CAPITAL RESOURCESY

         Potomac (Bermuda) has financed its development state activities through the sale of equity securities and does not have any borrowing facilities or arrangements in place to fund its capital commitments. During 1997, net cash used by operating activities totaled $249,098, net cash used by investing activities totaled $60,120 and net cash provided by financing activities totaled $412,000. During the nine months ended September 30, 1998, net cash used by operating activities totaled $388,071 and net cash provided by financing activities totaled $22,343. As of September 30, 1998, PEC had working capital of $347,559 compared to working capital of $168,858 at December 31, 1997.

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

PART II - OTHER INFORMATION

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

         On September 23, 1998, the Company sold 200,000 shares of its Common Stock for $2.50 per share for total cash proceeds to the Company of $500,000. Chemical Trading purchased 20,000 shares, PetroAmerica purchased 120,000 shares, Far River Corp. purchased 40,000 shares and Haldane Counsulting purchased 20,000 shares. The shares were sold pursuant to Rule 506 of Regulation D to named corporations, each of which was an accredited investor within the meaning of Rule 501(a). In connection with the offering and sale of the Common Stock, an underwriter did not participate in the distribution. However, the Company did pay 6% commissions in connection with the total sale of stock or $30,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

         27       Financial Data Schedule.

(b)  REPORTS ON FORM 8-K(b).

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


                                  POTOMAC ENERGY CORPORATION
                                  (Formerly Midwestern Resources, Inc.)
                                              (Registrant)

                                    By:  /s/ CARL W. SWAN
                                       --------------------
                                         Carl W. Swan, Chief Executive Officer

Date: October 15, 1998