Form 10KSB
period 1998-12-31
POTOMAC ENERGY CORP
filed 1999-07-12
CIK 316643

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

|X| Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

|_| Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________to________ .

COMMISSION FILE NUMBER: 0-9474

                           POTOMAC ENERGY CORPORATION
                      (FORMERLY MIDWESTERN RESOURCES, INC.)
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           OKLAHOMA                                       73-1088064
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                  1100W
          2601 N.W. EXPRESSWAY
         OKLAHOMA CITY, OKLAHOMA                            73112-4605
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (405) 840-1427

Securities to be registered under Section 12(b) of the Act:

                                                       Name of each exchange on
              Title of each class                           which registered
                      NONE                                      NONE

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
Yes X  No
   ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

Issuer's revenues for its most recent fiscal year was $8,577.

The aggregate market value of Registrants Common Stock held by non-affiliates based upon the closing bid price ($3.375 per share) as of May 10, 1999, was $11,033,786.
The number of outstanding shares of Registrant's Common Stock as of May 10, 1999, was 7,974,270.

                     TRANSITIONAL SMALL BUSINESS DISCLOSURE
                               FORMAT (CHECK ONE):
                                Yes         No   X
                                   -----       -----

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
Part I
Item 1.   Description of Business.................................................................  1
Item 2.   Description of Property.................................................................  6
Item 3.   Legal Proceedings....................................................................... 11
Item 4.   Submission of Matters to a Vote of Security Holders..................................... 11

Part II
Item 5.   Market for Common Equity and Related Stockholders Matters............................... 11
Item 6.   Management's Discussion and Analysis or Plan of Operation............................... 12
Item 7.   Financial Statements.................................................................... 14
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.... 15

Part III
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
            with Section 16(a) of the Exchange Act................................................ 15
Item 10.  Executive Compensation.................................................................. 16
Item 11.  Security Ownership of Certain Beneficial Owners and Management.......................... 19
Item 12.  Certain Relationships and Related Transactions.......................................... 20
Item 13.  Exhibits and Reports on Form 8-K........................................................ 21
          (a)  Report on Form 8-K................................................................. 21
          (b)  Exhibits........................................................................... 23

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BACKGROUND

         Potomac Energy Corporation ("PEC" or the "Company") (formerly Midwestern Resources, Inc.) was formed in 1980 under the laws of the State of Oklahoma and became inactive and its corporate charter was suspended in 1983. In March 1998, the Company was reincorporated under the name "Midwestern-Oklahoma Energy Resources Corporation." Effective June 17, 1998, Potomac Energy (Bermuda) Ltd., a Bermuda corporation ("Potomac (Bermuda)"), merged with and into Potomac Exploration Acquisition Corporation, a wholly-owned subsidiary of the Company ("Potomac Acquisition"), pursuant to a Plan of Reorganization and Agreement of Merger dated June 12, 1998 (the "Merger"). As a condition of the Merger, on June 17, 1998, the outstanding Common Stock of the Company was reverse split on the basis of one share for each 41.40846 outstanding shares, which resulted in 578,261 shares of Common Stock being outstanding immediately prior to the Merger (the "Reverse Stock Split"). In consummation of the Merger, the Company issued 7,050,000 shares of its Common Stock to the former shareholders of Potomac (Bermuda) and the Company's name was changed to "Potomac Energy Corporation." The Merger was accounted for as a reverse acquisition of the Company by Potomac (Bermuda). Potomac (Bermuda) was formed on April 7, 1997. Immediately prior to the Merger, the Company did not have any assets or liabilities. All references to the "Company" includes Potomac Energy Corporation and its subsidiaries, unless the context indicates otherwise

         The Company is a development stage company engaged in the exploration and development of oil, gas and coal properties outside of North America. The Company, through its subsidiaries, owns interests in prospective areas located in Colombia, South America, which are in the initial stages of exploration and development. Prior to the Merger, Potomac (Bermuda) had not conducted any operations other than the acquisition of the interests in the Rosablanca Association Contract and the Montecristo Association Contract for exploration and development of the Rosablanca and Montecristo Blocks within the Middle Magdalena Valley Basin, Colombia, South America. The Rosablanca and Montecristo Blocks are in the initial stages of exploration. In May 1998, the Company acquired an interest in the Guaduas Association Contract for the exploration, development and mining of coal. See Item 2. Description of Property " -- Middle Magdalena Valley Basin" and " -- Rosablanca and Montecristo Association Contracts" and "---Guaduas Association contracts." The Company also may seek to acquire additional oil, gas and coal exploration opportunities in Colombia which management believes may have large reserve potential; however, there is no assurance that additional interests will be acquired or if acquired will be capable of commercial development and production.

EXPLORATION STRATEGY

         The Company's oil, gas and coal exploration and development operations are currently focused entirely on its activities in Colombia, South America. The oil and gas exploration and development operations are conducted through the Columbian branch of Potomac Energy (BVI) Ltd., a wholly-owned British Virgin Islands subsidiary corporation ("Potomac (BVI)"). The coal and electrical power exploration and development operations are conducted through

Carbones de Guaduas, Ltd. a Columbian corporation which is 100 percent jointly owned by Magdalena Energia, LLC, a wholly-owned Texas subsidiary limited liability company ("Magdalena Energia"), and Grupo Energia, LLC, a Texas subsidiary limited liability company wholly-owned by Arena Power, L.P. a Houston based U.S. corporation (Grupo Energia). The dependence on the activities in Columbia is likely to be reflected in both the short-term performance and the Company's long-term financial results. The Company may serve as operator with respect to those properties acquired pursuant to association contracts in which the Company obtains a controlling interest or holds the largest ownership interest; however, it is anticipated that the Company will also participate in the development of properties operated by third parties and in some cases may delegate operations to a third party. The Company also intends to pursue oil, gas and electrical power opportunities domestically within the United States. The Company's business strategy includes:

- Establishing production, cash flow and reserve value by exploring for and developing and purchasing producing oil and gas properties, both in South America and within the United States;

- Establishing and/or purchasing gas storage facilities and generators within the United States;

- Building the Company's base of operations by initially concentrating its development activities within Colombia and within the United States in Oklahoma, Kansas and Texas;

- Acquiring additional properties with potential for development drilling to establish and maintain a significant inventory of undeveloped prospects and to establish and enhance the Company's foundation for future growth;

- Serving as operator of its wells, mines and power generation facilities to ensure technical performance and reduce costs;

- Establish relationships with other energy companies to access their undeveloped properties, geological data and financial resources;

- Managing financial risk and mitigating technical risk by drilling in known productive trends with multi-geologic potential, diversifying investment over the interests in the Company's primary operating areas, developing properties that provide a balance between short and long term reserves, and establishing and maintaining a balance among the company's oil, gas, coal and electrical generation activities; and

-        Maintaining low general and administrative expenses.

         Oil, gas and coal exploration and development is a speculative business and involves a high degree of risk. The Company is subject to all the risks normally incident to drilling for and producing oil and gas, as well as mining of coal, including hazards such as high-pressured formations, blowouts, cratering, fires, spills, cave-ins, or other hazards or conditions, any of which could result in damage to or loss of life or property. In accordance with industry practice, the Company is not fully insured against these risks nor are all such risks insurable. Payment of such potential liabilities would reduce the funds available for exploration, drilling and production and could have a material adverse effect on the Company.

         The Company has expended and plans to continue to expend significant amounts of capital on the acquisition and exploration of its oil, gas and coal interests. Even if the results of such activities are favorable, subsequent drilling and mining at significant costs must be conducted on a property to determine if commercial development of the property is feasible. Oil and gas drilling, as well as coal mining, may involve unprofitable efforts, not only from dry holes but from wells and mines that are productive but do not produce sufficient net revenues to return a profit after operating and other costs. It is difficult to project the costs of implementing an exploratory drilling and mining program due to the inherent uncertainties of drilling and mining in unknown formations, the costs associated with encountering various conditions, such as high-pressured zones and tools lost in the hole, and changes in drilling and mining plans and locations as a result of prior exploratory wells, mines or additional seismic data and interpretations thereof. The marketability of oil, gas and coal which may be acquired or discovered by the Company will be affected by the quality of the production and by numerous factors beyond its control, including market fluctuations, the proximity and capacity of oil and gas pipelines and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, importing and exporting of oil and gas and environmental protection. There can be no assurance the Company will be able to discover, develop and produce sufficient reserves in Colombia or elsewhere to recover the costs and expenses incurred in connection with the acquisition, exploration and development thereof and achieve profitability.


COLOMBIA--OVERVIEW

         The Company's success currently depends entirely on its drilling and mining exploration activities in Colombia. This dependence is likely to be reflected in both the short-term performance and the Company's long-term financial results.

         One of the Company's principal asset is a 25 percent interest in the Association Contracts that relate to Rosablanca and Montecristo Blocks located in the Middle Magdalena Valley Basin three miles Northwest of Bogota, Colombia, South America (the "Rosablanca and Montecristo Association Contracts"). As of the date of this report, a well has not been drilled by the Company on either of the Rosablanca and Montecristo Blocks. The Rosablanca and Montecristo Association Contracts were issued by Empresa Colombiana de Petroleos ("Ecopetrol"), the state-owned Colombian oil company, in November 1997, and provide generally for a six-year exploration phase followed by a 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required commencing at the end of the sixth year of the Rosablanca and Montecristo Association Contracts. The Company currently intends to participate in the drilling of the initial exploratory well on the Magdalena Valley Basin before the end of 1999. See Item 2. Description of Property "--Rosablanca and Montecristo Association Contracts." The Rosablanca and Montecristo Association Contracts entitle the Company to engage in exploration, development and production activities on approximately 695,000 acres (173,750 net acres) located in the Middle Magdalena Valley Basin, before any relinquishment to Ecopetrol.

         The second potentially significant asset is the Company's 50 percent interest in the Guaduas Association Contract. The Guaduas Association Contract entitles the Company and its partner to engage in exploration, development and production activities on approximately 6,000 acres (3,000 net acres) located in the Middle Magdalena Valley Basin, before any relinquishment to Eco-Carbon. As of the date of this Report, coal mining has not begun on the Guaduas Block. However, the Company is currently in the process of conducting coring operations to specifically identify potential coals reserves. The Guaduas Association Contract was acquired from a third party in May 1998, and provides generally for a two-year exploration phase followed by a 10 year production period with no relinquishments. See Item 2. Description of Property "--Guaduas Association Contract."

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

         According to publicly available information, the United States is Colombia's largest trading partner, accounting for more than 43 percent of that country's total imports and 38 percent of its total exports. The United States is also the top provider of eight of Colombia's 15 largest imports. United State oil companies now account for 11 of the 18 largest foreign oil concerns operating in Colombia. Colombia is Latin America's third leading crude exporter to the United States, after Venezuela and Mexico. Colombia is also Latin America's leading coal exporter to the United States and Europe.

         Colombia is the only country in South America that has seaports on both the Pacific and Atlantic Oceans, which provide access to major oil markets. The country has three main crude oil export pipelines leading to the port of Covenas in Colombia. The pipeline from Cano Limon has a maximum capacity of 200,000 barrels of oil per day ("BOPD"), and two pipelines from Vasconia with 300,000 and 500,000 BOPD capacities. In 1997, Colombia exported over 30 million short tons of coal and expects to double coal production to at least 60 million short tons by 2005.

         Columbia is currently investing in the expansion of its electric generating capacity (currently about 11GigaWatts), with plans to add over four additional GW by the year 2000 and an additional six GW by the year 2010. Investments by the private sector, combined with ongoing privatization of public utilities, will reduce the public ownership share of generating capacity to less than one-third of the total. By the end of 1997, foreign investors owned over 40% of the country's generating capacity, worth about $4 billion. Columbia's plans for the power sector favor investment in thermoelectric generating capacity (primarily natural gas) at the expense of hydroelectricity. Coal-fired capacity (currently about seven percent of the total ) will also increase. The diversification of electric generating capacity reflects concern over the impact of droughts on hydroelectric generation, which has periodically forced the country to ration electricity.

         About 20% of the power generated in Columbia is traded on the country's electricity exchange, with the balance sold under term contracts. As of February 1998, 120 energy companies (including generators, transporters, distributors, and marketers) were listed on the exchange. In addition to domestic supply, Colombia imports some electricity from Venezuela. Per an interconnection established in July 1998 Colombia exports electricity to neighboring Ecuador, which is experiencing significant electricity shortages.

         The geology of Colombia has been studied since the mid-1800s and has continued to the present, amassing some detail of the tectonic framework and related stratigraphy. During the evolution of the geological knowledge of Colombia, oil and natural gas exploration has been pursued in the Llanos, Putumayo and Magdalena basins. Exploration in the Magdalena Valley Basin began in 1918 with the drilling of the Guataqui wells in the Girardot sub-basin, followed in 1951 by the Ortega discovery. Since the mid-1980's the oil industry has been the single largest component of economic growth, with total Colombian oil reserves currently estimated to be approximately 3.7 billion barrels of recoverable oil. As of December 1993, 210 exploratory wells had been drilled, resulting in the discovery of 30 fields.

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

         Association contracts acquired from either Empresa Colombiana de Petroleos, the Colombian national oil company ("Ecopetrol") or Empresa Colombiana de Carbones, the Colombian national coal company ("Ecocarbon"), after being approved by all proper Colombian governmental authorities as well as the board of Ecopetrol or Ecocarbon, are mutually executed by the parties and subsequently recorded as a public deed in Colombia. Therefore, ownership of an association contract is public record and protected by Colombian law. The Rosablanca, Montecristo and Guaduas Association Contracts are on file and available for public inspection at each respective agency.

RISKS INHERENT IN FOREIGN OPERATIONS

         There are risks inherent in the fact that the Company has acquired and intends to continue to acquire interests in oil, gas and coal properties located outside of North America in some cases in countries which may be considered politically and economically unstable.

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

         The Company's business is subject to political risks inherent in all foreign operations. While Colombia has no history of nationalizing its business nor expropriation of foreign assets, the Company's oil, gas and coal operations are subject to certain risks, including
(i) loss of revenue, property, and equipment as a result of unforeseen events such as expropriation, nationalization, war and insurrection, (ii) risks of increases in taxes and governmental royalties, (iii) renegotiation of contracts with governmental entities, and (iv) changes in laws and policies governing operations of foreign-based companies in Colombia. Guerrilla activity in Colombia has disrupted the operation of oil and gas projects in certain areas in Colombia but has not affected the Company's interest in the Rosablanca and Montecristo Association Contracts. Guerrilla activity in Colombia has not disrupted coal operations in any areas in Colombia to date. This may or may not continue in the future. The Colombian government continues its efforts through negotiation and legislation to reduce the problems and effects of insurgent groups, including regulations containing sanctions such as impairment or loss of contract rights on companies and contractors if found to be giving aid to such groups. The associate parties will continue to cooperate with the government, and do not expect that future guerrilla activity will have a material impact on the exploration and development of the Rosablanca, Montecristo and Guaduas Association Contracts. However, there can be no assurance that such activity will not occur or have such an impact and no opinion can be given on what steps the government may take in response to any such activity. Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. As of the date of this report, Colombia has received such certification. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, has been or will be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation will not approve financing for new projects in Colombia; United States representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President of the United States and Congress retain the right to apply future trade sanctions. Each of these consequences of the failure to receive such certification could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia.

JOINT VENTURE ARRANGEMENTS

         As a means of diversifying exploration risks, the Company has and expects to continue to enter into joint venture arrangements for the exploration and development of properties acquired under association contracts initially obtained by the Company or acquire only partial interests in oil and gas properties through joint venture agreements with other oil and gas corporations that may, by the terms of such joint venture agreements, be the operators of such properties and joint ventures. Although the Company can take certain steps to determine if the risk of the exploration activities to be conducted by the designated operator of such joint ventures is appropriately spread over a number of prospects within a contract area of an association contract, there can be no assurance that the risk will be so allocated, that the exploration activities will be carried out by the operator in a manner deemed appropriate by the Company or that the activities will be successful. In addition, the Company's ability to continue its exploration and development activities may be dependent upon the decision of its joint venture partner or partners to continue exploration and development activities and to finance their respective portions of the costs and expenses of the joint venture exploration activities. If the Company's joint venture partner does not elect to continue and to finance its obligations to the joint venture, the Company may be required to accept an assignment of the partners interest therein and assume its financing obligations of further development or relinquish the Company's interest in the joint venture or the association contract.

MARKETS

          In the event the Company's exploration and development activities result in the discovery and production of oil and gas and upon Ecopetrol's declaration of the commerciality of the Company's discovery, oil produced from the Rosablanca and Montecristo Blocks may be sold to Ecopetrol or to third parties provided that 75 percent of the purchase price is paid in United States currency and the remainder in Colombian pesos. In the event the production is required to satisfy internal demand for oil in Colombia, the Company may be required to sell some or all of its production to Ecopetrol at prevailing market prices. It is anticipated that any oil and gas production of the Company from its Colombian operations will be sold to Ecopetrol under contracts that provide for cancellation by either party with notice. In the event of cancellation by Ecopetrol, the Company would be required to arrange for the export and sale of its production.

         In the event the Company's exploration and development activities result in the discovery and production of coal, Ecocarbon has agreed to a waiver of its declaration of the commerciality of the Company's discovery, for a minimum period of ten years. After such time the company would be able to apply for another waiver of commericality.

Should this waiver not be granted, then the coal produced from the Guaduas Blocks may be sold to Ecocarbon or to third parties provided that 75 percent of the purchase price is paid in United States currency and the remainder in Colombian pesos. In the event the production is required to satisfy internal demand for coal in Colombia, the Company may be required to sell some or all of its production to Ecocarbon at prevailing market prices. It is anticipated that any coal production of the Company from its Colombian operations will be sold to third parties under contracts that provide for cancellation by either party with notice.

         Since the early 1970's the market price for crude oil has been significantly affected by policies adopted by the member nations of the Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. The Company is unable to predict the effect, if any, which OPEC policy or price changes would have on any decision of Ecopetrol to continue or cancel production purchase contracts with the Company or the effect such policies and price changes might have on the ability of the Company to otherwise profitability export and market the Company's production from Colombia in the event Ecopetrol should elect to cancel productions purchase contracts which may be entered into for the purchase of the Company's production.

         Changes in natural gas, crude oil, coal and electrical prices significantly affect the revenues and cash flows of the Company attributable to production and the value of its properties. Declines in the prices of the Company's products could have a material adverse effect on the business and financial condition of the Company. The Company is unable to predict whether the prices of crude oil, natural gas, coal and electrical power will rise, stabilize or decline in the future.

REGULATION

         The Company's operations are subject to regulations imposed by the local regulatory authorities including, without limitation, currency regulation, import and export regulation, taxation and environmental controls. The regulations also generally specify, among other things, the extent to which properties may be acquired or relinquished, permits necessary for spacing and drilling of wells, mining of coal, measures required for preventing waste of oil, gas and coal resources and, in some cases, rates of production and sales prices to be charged to purchasers. Specifically, Colombian operations are governed by a number of ministries and agencies including Ecopetrol, the Ministry of Mines and Energy, and the Ministry of the Environment. It is possible that the administration and enforcement of current environmental laws and regulations or the passage of new environmental laws or regulations in Colombia could result in substantial costs and liabilities in the future or in delays in obtaining the necessary permits to conduct and expand the Company's Colombian operations. The Company has experienced and may continue to experience delays in obtaining the necessary environmental permits to expand its Colombian operations.

EMPLOYEES

         The Company's operations are managed from its offices in Oklahoma City, with a staff of six employees, and use professional consulting services as needed. The Company's employees are not represented by a labor organization. The Company and its subsidiaries consider the relations with its employees and consultants to be good.


ITEM 2.  DESCRIPTION OF PROPERTY.

MIDDLE MAGDALENA VALLEY BASIN

         The Company has identified and completed the preliminary investigation of the potential for oil, gas and coal deposits existing in the Middle Magdalena Valley Basin three miles northwest of Bogota, Colombia. The Company has acquired a 25 percent interest in the Rosablanca and Montecristo Association Contracts on a joint-venture basis granting rights to explore for and develop oil and gas in certain specified properties known as the Rosablanca and the Montecristo Blocks (sometimes referred to as the Rosablanca II Block) located in the Middle Magdalena Valley Basin. The Rosablanca Block covers approximately 326,000 acres and the Montecristo Block covers approximately 369,000 acres. The Company has also acquired a 50 percent interest in the Guaduas Association Contracts on a joint-venture basis granting rights to develop coal in certain specified properties known as the Guaduas Block located in the Middle Magdalena Valley Basin. The Guaduas Block covers approximately 6,000 acres.

         Oil, gas and coal reserves have been investigated and explored in the Magdalena Valley Basin since as early as 1940. The first commercial oil and gas field was established by Trocco Oil in 1951 with proven recoverable reserves in excess of 800 million barrels. Through the use of advanced technologies and exploration techniques such as seismic, gravimetric and magneto metric surveys, combined with now historically proven data and exploratory drilling, additional potentially large reserves have been identified and recovered throughout the Middle Magdalena Valley Basin. Several independent oil companies such as Trident Energy, Harken Oil and Gas, and Seven Seas along with major oil and gas producers such as Exxon, Inc. and Texaco, Inc. have made important recent discoveries that have drawn international attention to all of Central and South America. Exxon is currently the single largest exporter of coal from Colombia.

         As of December 31, 1998, approximately 1,642 kilometers of 2-D seismic data had been acquired and reprocessed on the Rosablanca Block and the Montecristo Block. Interpretation of the seismic data on the Montecristo Block is in process. Additionally, interpretation of the seismic data on the LaLuna and Rosablanca formations and at the Basal Cretaceous formations are being generated. The LaLuna and Rosablanca formations have tested over 10,000 barrels of oil per day each on the adjacent Bolivar Association Contract. Based on analysis and processing of such data, it is estimated that the combined potential for recoverable oil reserves from the Rosablanca and Montecristo Blocks could exceed one billion barrels. Exploration is first being concentrated in the area of the Texaco Las Lajas well located on the Montecristo Block. The original Texaco exploratory well had oil and gas shows in which the La Luna formation, but was not drilled deep enough to test the Rosablanca formation. This well is located on what appears to be a sizable structural feature.

         Pursuant to an agreement dated February 27, 1997 (the "GHK Agreement"), Potomac (Bermuda) and GHK Company, L.L.C., an Oklahoma limited liability company ("GHK"), agreed to jointly acquire and develop any association contracts related to the Rosablanca Block and the Montecristo Block acquired by Potomac (Bermuda) or GHK. Under the GHK Agreement, the applications to acquire the association contract was assigned to GHK for the purpose of allowing the association contracts on the specified blocks to be acquired by GHK. With respect to any association contract obtained, GHK agreed to assign a 25 percent interest in such association contract to Potomac Energy (BVI) Ltd., a British Virgin Islands wholly-owned subsidiary corporation of the Company ("Potomac (BVI)"). GHK is designated as operator under the association contracts obtained. The GHK Agreement further provided that (i) upon issuance of the association contracts, GHK will to pay Potomac (Bermuda) $150,000, (ii) GHK will provide any initial guarantee for the performance of exploratory activity under the association contracts as required by Ecopetrol, (iii) following issuance of each such association contract, Potomac Energy Corporation had three months to (A) qualify Potomac (BVI) to do business in Colombia, (B) reimburse GHK 25 percent of any initial guarantees required by Ecopetrol, and (C) demonstrate financial capability to pay 25 percent of the costs to perform the first year obligations of the association contract, and (iv) cause Potomac (BVI) to enter into an International Operating Agreement with accounting procedure for each contract area naming GHK's branch company as operator. Pursuant to the Merger, Potomac Acquisition acquired and assumed all obligations of Potomac (Bermuda) under the agreement with GHK. Following execution the GHK Agreement was assigned and transferred by GHK to Seven Seas Petroleum, Inc. ("Seven Seas") and by Omnipresent Exploration to Potomac (BVI). As of the date of this Report, Potomac
(BVI) is qualified to do business in Colombia. As of December 31, 1998, the Company was in full compliance with the terms of the GHK Agreement.

         As of December 31, 1998, the Company had completed 10 surface scraping on the Guaduas Block which showed approximately 31 coal seams two to ten meters thick ranging from the surface to a depth of 72 feet. These shows indicated the need for further review and analysis by the Company. As a result, the Company has begun coring operations to further identify specific coal seams, thickness, and a real extent. This coring is expected to be completed within the second quarter of 1999. Early analysis of the quality of the coal is estimated at 14,000 BTU, .07 percent sulfur and 5 percent ash.

         Pursuant to agreement dated August 8, 1998 (the "Erasmos Agreement"), the Company agreed to acquire from Erasmo Alfredo Almanza Latorre, a Colombian citizen, the Association Contract for Small Carbon Exploration and Exploitation on the Guaduas Block issued to him by Ecocarbon. Under the Erasmos Agreement, the association contract was assigned to PEC. On December 2, 1998, the Company agreed to sell a 50 percent interest in the Association Contract related to the Guaduas Block to Arena Power, L.P., a Houston based U.S. corporation (the "Arena Agreement"). The Arena Agreement provides for the establishment of a Colombian corporation, Carbones de Guaduas, Ltd., of which the Company and Arena will jointly own on an equal basis through their respective wholly-owned subsidiaries, Magdalena Energia, LLC and Grupo Energia, LLC. The Company transferred the Guaduas Association Contract to Carbones de Guaduas on January 28, 1999. Carbones de Guaduas is designated as operator under the association contracts. The Arena Agreement further provides that (i) upon establishment of the Colombia corporation, Arena will match the Company's initial developmental costs, (ii) Arena and the Company will then share equally all future developmental costs, and (iii) Arena and the Company will equally provide any initial guarantee for the performance of exploratory activity under the association contracts as required by Ecocarbon.


ROSABLANCA AND MONTECRISTO ASSOCIATION CONTRACTS

         On November 19, 1997, the Association Contracts related to the Rosablanca Block and Montecristo Block (the "Rosablanca and Montecristo Association Contracts") were awarded to the Colombian branch of Seven Seas and the Company became entitled to receive a 25 percent interest in the Association Contracts, subject to the GHK Agreement. In connection with obtaining the Rosablanca and Montecristo Association Contracts, Seven Seas was not required to provide any form of financial guarantee of performance for the Rosablanca and Montecristo Association Contracts.

         The Rosablanca and Montecristo Association Contracts provide generally for a three-to-six year exploration phase followed by a 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required commencing at the end of the sixth year of each contract. Under the terms of each contract, Seven Seas and the Company are required over a three-to-six-year period to undertake and complete certain work commitments involving exploration and development of the Rosablanca Block and the Montecristo Block. Seven Seas and the Company are required during the first two years of the contracts to reprocess existing seismic data (300 kilometers on the Rosablanca Block and 500 kilometers on the Montecristo Block), acquire and interpret landstat images and perform surface geological and geochemical work, and shoot and evaluate 100 kilometers of new two dimensional seismic and, at the election of the Company and Seven Sears, during the third year to drill one exploratory well. In the event after the first two years, the Company and Seven Seas elect to drill an exploratory well, they will be required to relinquish and reduce their interest in the block to not more than 247,100 acres (100,000 hectares). The contract will terminate at the end of the third year, unless an extension is granted by Ecopetrol pursuant to application or a commercial field has been discovered. The exploration period may be further extended beyond the third year upon annual application to and approval by Ecopetrol for up to three years. During each year of this extension, Seven Seas and the Company will be required to drill one additional exploratory well that penetrates a hydrocarbon producing formation. In the event such work commitments are not completed as required, the contract rights will be forfeited. Furthermore, if a commercial field is discovered during the initial three-year period of the contract or any extension thereof, the block or contract area will be reduced 50 percent, two years thereafter will be reduced 50 percent of the remaining block or contract area and two years thereafter will be further reduced to the commercial fields that are producing or under development plus a reserve belt 2.5 kilometers wide surrounding each Commercial Field within the block or contract area. Upon application to and approval by Ecopetrol, the period for retention of the block or contract area may be extended for up to four years.

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

         If any commercial field in the respective contract areas produces in excess of 60 million barrels, Ecopetrol's interest in production and costs for such contract area increases from 50 percent to 75 percent as the ratio of the accumulated income attributable to Seven Seas, the Company or any other joint venture partner other than Ecopetrol to the accumulated development, exploration and operating costs of such parties (less any expenses reimbursed by Ecopetrol) increases from one to one to three to one.

         Under the terms of the Association Contracts, in the event a discovery is made and is not deemed to be commercially feasible by Ecopetrol, Seven Seas and the Company may expend up to $2 million over a one-year period to further develop the field, 50 percent of which will be reimbursed if Ecopetrol subsequently accepts the commercial feasibility thereof. If Ecopetrol does not declare the field commercial, the joint venture may continue to develop the field at its own expense. In such event, Ecopetrol will have the right to acquire a 50 percent interest therein upon payment of 50 percent of Direct Exploration Costs and 200 percent of the Additional Exploration Costs expended by the joint venture, which payment may be made out of Ecopetrol's share of future production.

GUADUAS ASSOCIATION CONTRACTS

         On August 8, 1998, the Association Contract related to the Guaduas Block was acquired by the Company and on January 28, 1999 was transferred to Carbones de Guaduas, Ltd. The Company has a 50 percent interest in the Association Contract, subject to the Erasmos and Arena Agreements. In connection with obtaining the Guaduas Association Contract, neither the Company nor Arena were required to provide any form of financial guarantee of performance of the Guaduas Association Contract.

         The Guaduas Association Contract provides generally for a two-year exploration phase followed by a 10-year production period, with no relinquishments of acreage or commerciality of field required until the end of the 10-year production period. Under the terms of the contracts, Carbones de Guaduas is required over a two-year period to undertake and complete certain work commitments involving exploration of the Guaduas Block. Carbones de Guaduas is required during the first two years of the contracts to complete a professional engineering study which includes developing and completing topography of the 6,000 acres, analyzing and evaluating potential coal reserves, conducting coring of three or more locations to a depth of 100 feet on at least 1,000 acres, and completing and submitting a detailed mining plan for the extraction and exploitation of coal reserves. After the first two years, in the event the Company and Arena Power through Carbones de Guaduas elect to mine coal, they will be required to have a plan for using the coal or exporting the coal, including storage and transportation. The contract will terminate at the end of the second year, unless the Company and Arena Power through Carbones de Guaduas elect to move to the production phase. The exploration period may be further extended beyond the second year upon annual application to and approval by Ecocarbon for up to three years. The production period may be further extended beyond the ten years upon annual application to and approval by Ecocarbon for up to 25 years. In the event such work commitments are not completed as required, the contract rights will be forfeited.

         Under the terms of the contracts, Ecocarbon will not receive a royalty until the end of the first 10-year production period. After the first ten-year production period, Ecocarbon will receive a royalty equal to 20 percent of production (after export tariffs are deducted) on behalf of the Colombian government.

         The Company's net income, as defined under Colombian law, from Colombian sources is subject to Colombian corporate income tax at a rate of 35 percent. An additional remittance tax is imposed upon remittance of profits abroad at a rate of seven percent.


PLAN OF DEVELOPMENT

         ROSABLANCA AND MONTECRISTO BLOCKS

         Seven Seas and the Company have established a 24-month plan of exploration and development of the Rosablanca and Montecristo Blocks. Under this plan, established in November of 1997, in addition to the minimum work commitments under the Rosablanca and Montecristo Association Contracts (the cost of which is estimated to be approximately $750,000), Seven Seas and the Company propose to (i) the obtain and process new two-dimensional seismic (75 kilometers on the Montecristo Block and 50 kilometers on the Rosablanca Block) at an estimated cost of $550,000, (ii) identify and drill one exploratory well on the Rosablanca Block at an estimated cost of $500,000, (iii) drill one horizontal well on the Rosablanca Block at an estimated cost of $1,750,000, (iv) drill three additional horizontal wells on the Rosablanca Block at an estimated cost of $3,750,000, and (v) reenter and deepen an existing well on the Montecristo Block at an estimated cost of $500,000. As of December 31, 1998, Seven Seas had requested environmental approval for the shooting of additional two-dimensional seismic (75 kilometers on the Montecristo Block and 50 kilometers on the Rosablanca Block). Currently, this shooting is anticipated to begin in the second quarter of 1999. Additionally, Seven Seas has agreed to begin the environmental approval process to reenter and deepen the existing well on the Montecristo Block, however, no specific time frame for this well has been determined. The timing and undertakings under this development plan as it continues to be achieved will depend upon a number of factors, most of which will not be within the control of the Company, including availability of capital resources of the Company and its joint venture partners, the results of geological and geophysical surveys and analysis, the expected or actual results of each development undertaking or operation which in large part may be affected by the anticipated or current cost of such operations and the prices of crude oil and natural gas, general domestic and international economic conditions within and without the oil and gas industry, and Columbian legal and regulatory compliance. Therefore, there can be no assurance that such plan of exploration and development will be successful or will be completed as anticipated as of the date of this report.

         GUADUAS  BLOCK-

         The Company has established a 12-month plan of development of the Guaduas Block. Under this plan, established in December 1998, the Company and Arena Power propose, in addition to the work commitments outlined in the Association Contract, to (i) drill at least five core holes at an estimated cost of $100,000, (ii) identify, analyze and evaluate based on the core data obtained a preliminary estimate of coal reserves with the assistance of third-party accredited and licensed mining engineering firm at an estimated cost of $25,000,
(iii) begin full mining operations should reserves warrant as the first phase of a three phase mining and electrical power generation project with an estimated cost to be $8,000,000 ($1,000,000 as equity capital by the Company and $7,000,000 as debt financing).

         Early analysis of the quality of the coal is estimated at 14,000 BTU, .07 percent sulfur and 5 percent ash. Arena and the Company are studying the feasibility for developing a coal fueled power plant that will provide power for a major oil and gas production company, several industrial customers, and serve the national grid. The Company and Arena Power estimate that the initial 100 Mega-watt plant will be constructed in two 50 Mega-watt phases. The first phase will be operational in late 2000 and the second phase is expected to be commissioned in late 2001. Provided a suitable steam host is identified, a combined heat and power (CHP) co-generation installation will be made; otherwise, a conventional steam turbine method will be employed.

         Initial technical and economic studies are proceeding on the power generation plants in advance of executing power purchase/merchant sale agreements and initiating engineering, procurement, and construction activities for the initial 50 Mega-watt power plant. The Company and Arena are identifying partners with the required expertise to pursue exploration of the coal deposits. It is expected that the project will require initial developmental costs of $2,000,000 and a total project financing of approximately $100 million for both 50 Mega-watt phases.

         UNCERTAINTY OF FUTURE ESTIMATES OF OIL AND NATURAL GAS RESERVES

                  As of the date of this report, the Company does not have any proved oil, gas or coal reserves. However, it is anticipated that through development of the Company's interest in the Middle Magdalena Valley Basin and other properties acquired and developed, the Company will obtain and provide to the shareholders of the Company, through annual reports or other means, estimates of the Company's reserves. Estimates of the Company's proved oil, gas and coal reserves and projected future net revenues will be based on reserve reports prepared by independent engineers. The estimation of reserves requires substantial judgment on the part of the petroleum and mining engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Different reserve engineers may make different estimates of reserve quantities and revenues attributable thereto based on the same data. Estimates of proved undeveloped reserves, which in the future may comprise a substantial portion of the Company's reserves, are by their nature less than certain. The accuracy of any reserve estimate depends on the quality of the available data as well as engineering and geological interpretation and judgment. Results of drilling, mining, testing and production and changes in the assumptions regarding decline and production rates, crude oil prices, coal prices, electrical prices, revenues, taxes, capital expenditures, operating expenses, geologic success and quantities of recoverable crude oil may vary substantially from those assumed in the estimates, may result in revisions to such estimates and could materially affect the estimated quantities and related value of reserves set forth herein. The estimates of future net revenues will reflect oil, gas and coal prices as of the date of estimation, without escalation. There can be no assurance, however, that such prices will be realized or that the estimated production volumes will be produced during the periods indicated. Future performance that deviates significantly from the reserve reports could have a material adverse effect on the Company.

OFFICE PROPERTIES

         The Company maintains its executive office in approximately 3,400 square feet at Suite 1100W, The Oil Center, 2601 Northwest Expressway, Oklahoma City, Oklahoma 73112-7293. The office premises are occupied under a lease which expires in July 2001, and requires monthly rental payments of $4,000. The Company considers such space to be adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company does not have any pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year ended December 31, 1998, the Company did not submit any matters to a vote of its shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

         The Company's Common Stock is traded on the NASDAQ Over-The-Counter Bulletin Board and is quoted by the NASDAQ under the symbol "PMCY." Prior to October 13, 1998, the Company's Common Stock was inactive, and a public trading market for the Common Stock did not exist. The following table sets forth, for the periods presented, the high and low closing bid quotations in the NASDAQ Over-The-Counter Bulletin Board as quoted by NASDAQ. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.

                                                                                   COMMON STOCK
                                                                                 ----------------
                                                                                    CLOSING BID
                                                                                 ----------------
                                                                                  HIGH       LOW
                                                                                 ------    ------
1998:
    First Quarter Ended March 31....................................             $   --    $   --
    Second Quarter Ended June 30...................................              $   --    $   --
    Third Quarter Ended September 30................................             $   --    $   --
    Fourth Quarter Ended December 31................................             $ 3.00    $ 0.00

1997:
    First Quarter Ended March 31....................................               $ --      $ --
    Second Quarter Ended June 30....................................               $ --      $ --
    Third Quarter Ended September 30................................               $ --      $ --
    Fourth Quarter Ended December 31................................               $ --      $ --


         On May 10, 1998, there were approximately 1,633 holders of the Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         The Company sold and issued the securities described below within the past three years which were not registered under the Securities Act of 1933, as amended:

                                                                 NUMBER
                                                                OF SHARES
                                                    PURCHASE    OF COMMON
                                                    PRICE PER     STOCK         NET
   NAME                         DATE OF PURCHASE      SHARE     PURCHASED    PROCEEDS(1)   CONSIDERATION
-----------------------------   ----------------    ---------   ---------    -----------   -------------
Michael E. Dunn..............    March 10, 1998       $ --       300,696         $ --         Services

-----------------------------
(1) No underwriting discounts or commissions were paid with respect to such sales.

         The Common Stock purchased by each of the above-named persons was issued pursuant to Rule 506 of Regulation D.

         Pursuant to a Plan of Reorganization and Agreement of Merger, dated June 12, 1998, the Company acquired the issued and outstanding capital stock of Potomac (Bermuda). On June 17, 1998, the Company issued 7,050,000 shares of its Common Stock to the shareholders of Potomac ( Bermuda) pursuant to Rule 506 of Regulation D.

         With respect to each of the foregoing Common Stock sale transactions, the Company relied on Section 4(2) of the Securities Act of 1933 and Regulation D for exemption from the registration requirements of such Act. With respect to purchases of the Common Stock after June 17, 1998, each purchaser was furnished copies of the relevant information contained in the Company's most recent Form 10-KSB Annual Report, Form 10-QSB Quarterly report and other reports filed with the Securities and Exchange Commission during the year of purchase, and each purchaser had the opportunity to verify the information provided. Furthermore, the Company obtained an executed subscription agreement containing representations from each of the purchasers in connection with the purchase of the Common Stock of his or her intent to acquire such Common Stock for the purpose of investment only, and not with a view toward the subsequent distribution thereof. Each of the stock certificates representing the Common Stock of the Company issued without registration under the Act has been stamped with a legend restricting transfer of the Common Stock represented thereby and the Company has issued stop transfer instructions to UMB Bank, N.A., the registrar and transfer agent for the Common Stock of the Company, concerning all certificates representing the Common Stock issued in the above-described transactions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this

Report. Project operations conducted in Colombia, South America. See "Item 2. Description of Property--Middle Magdalena Valley Basin--Plan of Development."

RESULTS OF OPERATIONS

         Potomac (Bermuda) was formed on April 7, 1997. Prior to the Merger, the Company was inactive and did not have any assets or liabilities. Effective June 17, 1998, Potomac (Bermuda) merged with and into Potomac Acquisition and became a wholly-owned subsidiary of the Company. The Merger was accounted for as a reverse acquisition of the Company by Potomac (Bermuda) under the purchase method of accounting. The following discussion and analysis of results of operations discussed below are full the full fiscal year including Potomac (Bermuda) prior to the Merger and the Company since the merger. Also See "Business and Properties--General" and "Certain Transactions."

         The Company is a development stage company that during the period ending December 31, 1998, did not have any revenue and incurred a net loss of $803,762. There is no assurance that the Company will have revenues from oil, gas or coal sales in the future. The only revenue received by Potomac during 1998 was from interest income of $7,747 earned or accrued on cash and cash equivalents and marketable securities. During 1998, Potomac obtained interests in the Guaduas Association Contract and continued to fulfill it's work commitments on the Rosablanca and Montecristo Association Contracts and in connection therewith incurred $413,488 in professional fees and consulting expenses and incurred miscellaneous expenses of $398,851. Other than the activities associated with obtaining the Guaduas Association Contract and fulfilling the required work commitments of the Rosablanca and Montecristo Association Contracts, Potomac did not conduct any operating activities during 1998.

         YEAR 2000 COMPUTER SYSTEM COMPLIANCE

         The Company's computer systems are year 2000 compliant. The Company's computer systems which employed two digit year date format rather than four digit date format have been programed to comply with year 2000 requirements on a system-by-system basis. Currently, the Company utilizes a WindowsNT operating system which operates off of a Dell manufactured server.

         ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires disclosures related to trading and holding of derivative instruments and the conduct of hedging activities. This statement is effective for financial statements of the Company for the year beginning after June 15, 1999. Management of the Company believes that adoption of SFAS No. 133 will not have a material effect on the Company's financial statements.

         EFFECTS OF RELATED ENERGY (OIL, GAS AND COAL) PRICE FLUCTUATIONS

         In the event the Company's exploration activities result in significant production of crude oil, natural gas or coal the Company's operations and the value of its assets, including producing and non-producing assets, will be subject to the effects of fluctuations in crude oil, natural gas and coal prices. As a result of the instability and volatility of prices and the surplus of crude oil and natural gas, and current market conditions within the oil and gas industry, financial institutions have become more selective in the energy lending area and have reduced the percentage of existing reserves that may qualify for the borrowing base to support energy loans.

         In the future, the Company anticipates that its principal source of cash flows, if any, will be from the production and sale of crude oil, natural gas and coal reserves which are depleting assets. Cash flows from production sales depends upon the quantity of production and the price obtained for such production. Generally, an increase in prices allows a company to finance its operations to a greater extent with internally generated funds, may allow a company to obtain equity financing more easily or on better terms and lessens the difficulty of attracting financing alternatives available to a company from industry partners and non-industry investors. However, price increases heighten the competition for energy association contracts, leases and other contractual arrangement, increase the costs of exploration and development activities, and because of potential price declines, increase the risks associated with the purchase of producing properties while prices are at higher levels.

         A decline in oil, gas and coal prices (i) reduces internally generated cash flows which in turn reduces the funds available for exploration for and replacement of reserves, (ii) increases the difficulty of obtaining equity financing and worsens the terms on which such financing may be obtained, (iii) reduces the number of available oil, gas and coal properties on reasonable economic terms, (iv) may result in the expiration of oil, gas and coal contractual interests based upon the potential reserves in relation to exploration and development costs, (v) results in marginally productive oil, gas and coal mines being abandoned as non-commercial, and (vi) increases the difficulty of attracting financing alternatives available from industry partners and non-industry investors. However, price declines reduce the competition for oil, gas and coal interests and, correspondingly, reduce the prices paid for such interests or result in obtaining such interests on more favorable terms. Furthermore, exploration and production costs generally decline, although the decline may not be at the same rate of decline of energy prices.

         SEASONALITY

         It is anticipated that the results of operations of the Company will be somewhat seasonal due to seasonal fluctuations in the price for crude oil, natural gas, coal and electrical kilowatts. Historically, crude oil prices have been generally higher in the third and fourth quarters and natural gas prices have been generally higher in the fourth quarter. Electrical kilowatts tend to be higher in the third quarter. Due to these seasonal price fluctuations, it is anticipated that results of operations for individual quarterly periods may not be indicative of results which may be realized on an annual basis.

         INFLATION AND CHANGES IN PRICES

         Inflation principally affects the costs required to drill, complete and operate oil and gas wells as well as mine coal. In recent years inflation has had a minimal effect on such costs. However, increases and decreases in drilling or mining activities, which generally a linked to crude oil, natural gas and coal price increases and decreases, have resulted in the increase and decrease of exploration, development and exploitation costs on an industry-wide basis.

LIQUIDITY AND CAPITAL RESOURCES

         Potomac has financed its development state activities through the sale of equity securities and does not have any borrowing facilities or arrangements in place to fund its capital commitments. During 1997, net cash used by operating activities totaled $249,098, net cash used by investing activities totaled $60,120 and net cash provided by financing activities totaled $412,000. During the twelve months ended December 31, 1998, net cash used by operating activities totaled $392,020 cash provided by financing activities totaled $741,036. As of December 31, 1998, Potomac had working capital of $64,818 compared to working capital of $168,858 at December 31, 1997.

         Under the terms of the Rosablanca and Montecristo Association Contracts, the Company has certain minimum work commitments on a joint venture basis with Seven Seas, the Company's share of such costs is estimated to be approximately $750,000. In addition to the minimum work commitments, the Company has established a 24-month plan of development of the Rosablanca and Montecristo Blocks at an estimated cost of $3,496,984. See "Description of Properties--Plan of Development." Under the terms of the Guaduas Association Contract, the Company has certain minimum work commitments on a joint venture basis with Arena Power, the Company's share of such costs is estimated to be approximately $387,500. In addition to the minimum work commitments, the Company has established a 24-month plan of development of the Guaduas Blocks at an estimated cost of $1,000,000. See "Description of Properties--Plan of Development." The Company anticipates that the costs of development of the Rosablanca, Montecristo and Guaduas Blocks will be funded with proceeds from the sale of equity and debt securities and, although unlikely, borrowings. There is no assurance that such funding will be available or on terms acceptable to the Company, in which event the Company may forfeit its interests in the Blocks.

ITEM 7.  FINANCIAL STATEMENTS

         The response to this Item is set forth herein in a separate section of this report, appearing on page F-1 through F-12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          There have been no disagreements of the type required to be reported under this Item between management of the Company and its independent accountants during 1998.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Set forth below is certain information with respect to each executive officer and Director of the Company. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual share holders' meeting and until their successors are elected and qualify. Executive officers are elected by the Board of Directors and serve at its discretion. The Bylaws of the Company provide that the Board of Directors shall consist of not less than two and such number as the Board of Directors may from time to time determine by resolution or election. The Company's Board of Directors currently consists of seven members.


NAME                               AGE      POSITION WITH THE COMPANY
----                               ---      -------------------------
Paul D. Meadows...................  72      Chairman of the Board of Directors

Carl W. Swan......................  73      Chief Executive Officer and Vice Chairman
                                              Of the Board of Directors

Gene Callaway.....................  50      President and Director

Frank H. Mahan....................  56      Executive Vice President and Director

James E. Frazier..................  35      Vice President, Chief Financial Officer,
                                              Secretary and Director

Joseph Edward Michaud.............  67      Director

Charles T. Newman ................  56      Director

         The executive officers of the Company devote such time to the business and affairs of the Company as may be required, but not less than 50 percent of their time. Each executive officer and director has completed an annual questionnaire as required for the purposes of this report. As of the date of this report there are no material legal or financial items to disclose.

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

         GENE CALLAWAY is President and a Director of the Company. Mr. Callaway is an attorney with 25 years experience in all legal areas relating to oil and gas exploration and production, (onshore and offshore, internationally and domestically). Mr. Callaway served as a senior lawyer in Shell Oil's Western US exploration and production legal department, the largest division in Shell Oil. Mr. Callaway also provided legal services for several years to Shell Oil's Natural Gas department. For four years, Mr. Callaway was on international assignment for Shell providing legal support for all international exploration and production operations including those in Africa, Asia, South and Central America and Western Pacific area. Before joining Shell, Mr. Callaway was in private practice. Mr. Callaway is a graduate of Louisiana State University and licensed in both Texas and Louisiana.

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

         JOSEPH EDWARD MICHAUD is a Director of the Company and an independent analyst of oil and gas properties and an investor in exploratory and development prospects. Mr. Michaud has in excess of 40 years experience in the oil and gas business, including extensive training as a petroleum engineer while employed by James A. Lewis Engineering, a leading consulting firm in reservoir analysis and property appraisals in the United States and Canada.

         CHARLES T. NEWMAN is a Director of the Company. Mr. Newman is a ten-year Bermuda resident with extensive international senior management experience. Mr. Newman is a director of numerous international engineering and resource companies. Since 1994, Mr. Newman has been the owner and CEO of Tatra International, Ltd., a Bermuda company providing offshore advisory services. Mr. Newman has a degree in Engineering from the University of Saskatchewan.

         COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934.
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10 percent of a registered class of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on the Company's review of the copies of such forms received by it during the year ended December 31, 1998, and written representations that no other reports were required, the Company believes that each person who, at any time during such year, was a director, officer or beneficial owner of more than 10 percent of the Company's Common Stock complied with all Section 16(a) filing requirements during such fiscal year; however, all forms filed pursuant to Section 16(a) with the SEC by the officers and directors of the Company were filed late.

ITEM 10.  EXECUTIVE COMPENSATION

         The Company was inactive during 1997, 1996 and 1995 and no executive officer compensation was paid or accrued during such years. The following table sets forth certain information with respect to the total cash compensation, paid or accrued, of the Chief Executive Officer of Potomac during 1998. With respect to each of their executive officers, Potomac and its affiliates did not pay or accrue total compensation in excess of $100,000 during 1998. Furthermore, Potomac (Bermuda) was formed in 1997; therefore, during 1996 and 1995, no compensation was paid to or accrued for the executive officers of Potomac (Bermuda) and its affiliates.

                                OFFICER COMPENSATION TABLE

                                                    ANNUAL COMPENSATION
                                          --------------------------------------
                                                                    ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR    SALARY(1)   BONUS(2)   COMPENSATION(3)
---------------------------       ----    ---------   --------   ---------------
Carl W. Swan..................... 1998     $48,000     $   --        $11,943
   Chief Executive Officer        1997     $48,000     $1,000        $ 7,800

----------
(1) Dollar value of base salary (both cash and non-cash) earned during the year.
(2)  Dollar value of bonus (both cash and non-cash) earned during the year.
(3) The amounts reflected are for an automobile and telephone expense reimbursements, health insurance premiums paid by the Company.

AGGREGATE OPTION GRANTS AND EXERCISES IN 1998 AND YEAR-END OPTION VALUES

         STOCK OPTIONS AND OPTION VALUES. The following table sets forth information related to options granted to the executive officer named in the Officer Compensation Table during 1998.

                                                 INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE VALUE AT
                        ----------------------------------------------------------------       ASSUMED RATES OF STOCK
                                     PERCENT OF TOTAL                                            PRICE APPRECIATION
                          NUMBER     OPTIONS GRANTED     EXERCISE OR                             FOR OPTION TERM(2)
                        OF OPTIONS   TO EMPLOYEES IN     BASE PRICE                        ------------------------------
NAME                      GRANTED          1998           PER SHARE     EXPIRATION DATE    FIVE PERCENT       TEN PERCENT
----                    ----------   ----------------    -----------    ---------------    ------------       -----------
Carl W. Swan..........    100,000          44.4%            $1.00      December 31, 2003     $115,763           $133,100

----------
(1) The potential realizable value portion of the foregoing table illustrates the value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compound rates of appreciation of the Common Stock over the term of the options. These amounts do not take into consideration provisions restricting transferability and represent certain assumed rates of appreciation only. Actual gains on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the potential values reflected in this table will be achieved. All amounts have been rounded to the nearest whole dollar amount.

         AGGREGATE STOCK OPTION EXERCISE AND YEAR-END AND OPTION VALUES. The following table sets forth information related to the number and value of options held by the named executive officer at the end of 1998. During 1998, there were no options to purchase the Common Stock exercised by the named executive officer.

                                                    NUMBER OF OPTIONS            VALUE OF UNEXERCISED IN-THE-MONEY
                                                 AS OF DECEMBER 31, 1998         OPTIONS AS OF DECEMBER 31, 1998(1)
                                           ---------------------------------     ----------------------------------
NAME                                       EXERCISABLE         UNEXERCISABLE     EXERCISABLE          UNEXERCISABLE
----                                       -----------         -------------     -----------          -------------
Carl W. Swan..............................   100,000                 --            $200,000                $ --

----------
(1) The closing sale price of the Common Stock as quoted on NASDAQ Bulletin Board on December 31, 1998, was $3.00. Value is calculated on the basis of the difference between the option exercise price and $3.00 multiplied by the number of shares of Common Stock underlying the option.

         On April 1, 1998, Potomac (Bermuda) granted Frank H. Mahan stock options exercisable on or before December 31, 2003, for the purchase of 100,000 shares of common stock of Potomac (Bermuda) for $1.00 per share, and issued to Gene Callaway and James E. Frazier 400,000 and 100,000 shares of Common Stock, respectively, for services rendered. In connection with the Merger, all outstanding stock options of Potomac (Bermuda) were assumed by the Company and became exercisable for the purchase of shares of Common Stock of the Company for $1.00 per share. Furthermore, in September 1998 the Company granted Alvaro Cayzedo stock options exercisable on or before December 31, 2003, for the purchase of 100,000 shares of Common Stock of the Company for $1.00 per share for services rendered as advisors to the Board.

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

STOCK OPTION PLAN

         PEC established the Potomac Energy Corporation Non-Qualified Stock Option Plan (the "Option Plan" or "Plan") on January 28, 1999. The Option Plan provides for the grant of non-qualified stock options ("Options"), with stock appreciation rights ("SARs") to employees, directors, independent contractors and consultants of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the Option Plan is 525,000.
As of the date of this Report, no Options have been granted under the Option
Plan.

         The Board of Directors (the "Board") administers the Plan and the authority to interpret and construe the Plan, and determine all questions arising under the Plan and any agreement made pursuant to the Plan. Options under the Option Plan may be granted only to persons ("Eligible Persons") who at the time of grant are directors, executive officers, employees and independent contractors and consultants of the Company and its subsidiaries.

         Options may be granted by the Board on terms and conditions determined solely by the Board. No Option shall be exercisable more than 10 years after the date of grant. The maximum number of shares of stock for which an Eligible Person may be granted Options in any calendar year may not exceed 25 percent of the aggregate number of shares of stock with respect to which Options may be granted under the Option Plan. The exercise prices of Options are determined by the Board, but in no event may such price be less than 85 percent of the fair market value of the stock on the date of grant. Options granted are not transferable except by will or by the laws of descent and distribution or with the consent of the Company. No Option under the Plan may be granted after December 31, 2008.

         Options may be exercisable only by the Option holder ("Participant") while serving as a director of the Company or a subsidiary or while actively employed as an employee, an independent contractor or a consultant by the Company or a subsidiary, except that (i) any such Option granted and which is otherwise exercisable, may be exercised by the personal representative of a deceased Participant within 12 months after the death of such Participant (but not beyond the exercise period of such Option), (ii) if a Participant is terminated as a director, an employee, an independent contractor or a consultant of the Company or a subsidiary on account of (A) retirement, such Participant may exercise any Option which is otherwise exercisable at any time within three months of such date of termination, or (B) a disability, such Participant may exercise any Option which is otherwise exercisable at any time within 12 months of such date of termination. If a Participant dies during the applicable three-month or 12-month period following the date of such Participant's retirement or termination on account of disability, the rights of the personal representative of such deceased Participant as such relate to any Options granted to such deceased Participant shall have similar rights to exercise the Options and during the remainder of the three-month or 12-month period.

         The Board, in its sole discretion, may permit a Participant who is terminated as a non-employee director, an employee, an independent contractor or a consultant due to retirement or disability, or upon the occurrence of special circumstances (as determined by the Board), or the personal representative of a deceased Participant to exercise and purchase (within three years of such termination) all or any part of the shares subject to Option on the date of termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents certain information as to the beneficial ownership of the Common Stock of the Company as of May 10, 1999 of (i) each person that beneficially owns more than five percent thereof, (ii) each executive officer and director of the Company, and (iii) all executive officers and directors as a group. All persons listed have sole voting and investment power with respect to their shares, and there is no family relationship between the executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of outstanding Common Stock that the named person beneficially owns includes shares of Common Stock that such person has the right to acquire within 60 days of the forgoing date upon exercise of outstanding stock options, but such shares are not included for the purposes of computing the number of shares beneficially owned and percent of outstanding Common Stock of any other named person.

                                                    SHARES
                                                BENEFICIALLY     PERCENTAGE OF OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER               OWNED         BENEFICIALLY OWNED SHARES
------------------------------------            ------------     -------------------------
Frank H. Mahan(1)(2)...........................  1,100,000                12.5%
Carl W. Swan(1)(2).............................  1,005,000                11.4%
Auburn International, Inc.(3)..................  1,000,000                11.3%
Karl Rollke(4).................................    950,000                10.8%
Value Invest, Ltd.(5)..........................    800,000                 9.1%
Marlene S. Schiff (2)(6).......................    500,000                 5.7%
Lawrence Ronald Crow (3).......................    500,000                 5.7%
Lamar Lee Lindenmuth(3)........................    500,000                 5.7%
Gene Callaway(1)...............................    400,000                 4.5%
James E. Frazier...............................    200,000                 2.3%
Paul D. Meadows(7).............................    200,000                 2.3%
Joseph Edward Michaud(7).......................    200,000                 2.3%
Charles T. Newman..............................    150,000                 1.7%
Executive Officers and Directors
    as a Group (seven persons)(8)..............  3,300,000                37.9%

----------
(1) The named person's address is The Oil Center, Suite 1100W, Oklahoma City, Oklahoma 73112-7293.
(2) The number of beneficially owned shares of percentage of outstanding shares includes stock options exercisable for the purchase of 100,000 shares of Common Stock on or before April 30, 2003.
(3) The address of Auburn International, Inc. is 440 Benmar, Suite 3020, Houston, Texas 77069. The beneficiaries of Auburn are Lawrence Ronald Crow and Lamar Lee Lindenmuth, each a 50 percent beneficiary.
(4) Mr. Rollke's address is 1888 Albeni Street, Apartment 1201, Vancouver, B.C., Canada V6 1B3.
(5)      The address of Value Invest, Ltd. is Letzibraben 89, 8040 Zurich,
         Switzerland.
(6)      Ms. Schiff's address is 950 Fifth Avenue, New York, New York 10021.
(7) The number of beneficially owned shares and percentage of outstanding shares consists of stock options exercisable for the purchase of 200,000 shares of Common Stock.
(8) The number of beneficially owned shares of percentage of outstanding shares includes stock options exercisable for the purchase of 600,000 shares of Common Stock.
(9) Mr. Newman's address is 3rd Floor, 25 Church Street, P.O. Box HM 352, Hamilton HM BX, Bermuda.

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

         On March 10, 1998, Michael E. Dunn, the former President and Director of PEC, was issued 300,696 shares of Common Stock, after giving effect to the reverse stock split, for services rendered in connection with the reincorporation of PEC.

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

         On April 1, 1998, Potomac (Bermuda) (i) granted each of Messrs. Swan and Mahan stock options exercisable on or before December 31, 2003 for the purchase of 100,000 shares of common stock of Potomac (Bermuda) for $1.00 per share, (ii) issued to Gene Callaway and James E. Frazier 400,000 and 100,000 shares of common stock, respectively, for services rendered, and (iii) granted Mr. Dunn stock options exercisable on before December 31, 2003, to purchase 50,000 shares of common stock for legal services rendered and to be rendered for $.50 per share. On February 9, 1997, Potomac (Bermuda) granted Marlene S. Schiff stock options exercisable for the purchase of 100,000 shares of Common Stock on or before April 30, 1999, for $1.00 per share. In addition, on May 8, 1998, Potomac (Bermuda) granted to each of Paul D. Meadows and Joseph Edward Michaud stock options exercisable on or before December 31, 2003 for the purchase of 200,000 shares of common stock of Potomac (Bermuda) for $1.00 per share. In connection with the Merger, all outstanding stock options of Potomac (Bermuda) were assumed by the Company and became exercisable for the purchase of shares of Common Stock of the Company for $1.00 per share. Furthermore, in September 1998, the Company granted Alvaro Cayzedo stock options exercisable on or before December 31, 2003, for the purchase of 100,000 shares of Common Stock for $1.00 per share for services rendered as an advisor to the Board.

         Commencing in May 1997, Potomac (Bermuda) made certain monthly payments to BV Operating, Inc., an Oklahoma corporation owned equally by Messrs. Swan and Mahan, for reimbursement of general overhead, employee salaries (including the compensation of the executive officers of Potomac (Bermuda)), travel and other expenses incurred in connection with services performed on behalf of Potomac (Bermuda) principally related to the application for and obtaining of the Rosablanca and Montecristo Association Contracts. Potomac (Bermuda) reimbursed BV Operating, Inc. $100,500 and $132,130 and during 1998 and 1997, respectively. The reimbursement arrangement with BV Operating, Inc. was terminated in June 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  REPORTS ON FORM 8-K:
         During 1998 the Company did not file any reports on Form 8-K.


(b)  EXHIBITS:

         1.1      Consolidated Financial Statements

         2.1 Association Contract between Empresa Colombiana De Petroleos and Seven Seas Petroleum Colombia, the Rosablanca sector, dated November 19, 1997, incorporated by reference to Registrant's Form 10-KSB Annual Report for the year ended December 31, 1997.

         2.2 Association Contract between Empresa Colombiana De Petroleos and Seven Seas Petroleum Colombia, the Montecristo sector, dated November 19, 1997, incorporated by reference to Registrant's Form 10-KSB Annual Report for the year ended December 31, 1997.

         2.3 Letter of Intent between Potomac Energy Corporation and The GHK Company L.L.C., dated February 27, 1997, incorporated by reference to Registrant's Form 10-KSB Annual Report for the year ended December 31, 1997.

         2.4 Basic Contract of Small Carbon Exploration/Exploitation between Ecocarbon and Erasmo Alfredo Almanza LaTorre, dated July 10, 1998.

         2.5 Agreement of Association between Dr. Erasmo Almanza LaTorre and Carbones de Guaduas, Ltda., dated April 6, 1998.

         2.6 Letter Agreement between Arena Power, L.P. and Registrant, dated December 2, 1998.

         3.1      Subsidiaries of Registrant.

         4.1 Potomac Energy Corporation Non-Qualified Stock Option Plan adopted January 28, 1998.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       POTOMAC ENERGY CORPORATION
                                       (Formerly Midwestern Resources, Inc.)
                                              (Registrant)


                                       By: /s/ CARL W. SWAN
                                          --------------------------------------
                                          Carl W. Swan, Chief Executive Officer

Date: May 14, 1999

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                             TITLE                                       DATE
----                             -----                                       ----
                                 Chief Executive Officer, Secretary
/s/  CARL W. SWAN                and Vice Chairman of the Board              May 14, 1999
------------------------------   Directors
    Carl W. Swan



/s/ GENE CALLAWAY                President and Director                      May 14, 1999
------------------------------
    Gene Callaway


/s/ JAMES E. FRAZIER             Vice President, Chief Financial Officer,    May 14, 1999
------------------------------   Secretary and Director
    James E. Frazier


/s/ FRANK H. MAHAN
------------------------------   Executive Vice President and Director       May 14, 1999
    Frank H. Mahan


/s/ PAUL D. MEADOWS
------------------------------   Chairman of the Board of Directors          May 14, 1999
    Paul D. Meadows


/s/ JOSEPH EDWARD MICHAUD
------------------------------   Director                                    May 14, 1999
    Joseph Edward Michaud


/s/ CHARLES NEWMAN
------------------------------   Director                                    May 14, 1999
    Charles Newman

1.1      CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Financial Statements

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

December 31, 1998


Consolidated Financial Statements

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . .  F-1
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . .  F-3
Consolidated Statements of Stockholders' Equity. . . . . . . . . . . . . .  F-4
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . .  F-5
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  F-6

The Board of Directors
Potomac Energy Corporation
Oklahoma City, Oklahoma


We have audited the accompanying Consolidated Balance Sheet of Potomac Energy Corporation (an Oklahoma corporation in the development stage) and Subsidiaries as of December 31, 1998, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Potomac Energy (Bermuda), Ltd., the predecessor to Potomac Energy Corporation, as of December 31, 1997 were audited by other auditors whose report dated May 11, 1998 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potomac Energy Corporation and Subsidiaries as of December 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




                                       /s/Smith, Carney & Co., p.c.


Oklahoma City, Oklahoma
March 26, 1999

CONSOLIDATED BALANCE SHEETS

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)



                                                          DECEMBER 31,
                                                          ------------
                                                     1998              1997
                                                 -----------       -----------

ASSETS
CURRENT ASSETS
  Cash                                           $  218,788           $102,782
  Accounts receivable, other                          1,615            150,000
  Marketable securities                                   -             37,777
                                                 ----------           --------
          Total Current Assets                      220,403            290,559
                                                 ----------           --------

PROPERTY AND EQUIPMENT
  Furniture and equipment                            27,818                  -
  Office equipment, capital leases                   46,379                  -
  Leasehold improvements                              6,912                  -
  Oil and gas properties, non-
    producing, full cost method                     472,331              1,121
  Coal interests, non-producing                      20,909                  -
                                                 ----------           --------
                                                    574,349              1,121
  Less accumulated depreciation                      (6,287)                 -
                                                 ----------           --------
                                                    568,062              1,121
                                                 ----------           --------
OTHER ASSETS
  Organization costs                                      -             21,222
  Deposits                                            4,061                  -
                                                 ----------           --------
                                                      4,061             21,222
                                                 ----------           --------
                                                 $  792,526           $312,902
                                                 ----------           --------
                                                 ----------           --------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $  120,248           $121,701
  Accrued taxes, other than income                   17,953                  -
  Current portion of capital
    lease obligations                                17,384                  -
                                                 ----------           --------
          Total Current Liabilities                 155,585            121,701
                                                 ----------           --------

LONG-TERM PORTION OF CAPITAL
  LEASE OBLIGATIONS                                  21,923                  -
                                                 ----------           --------

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized
    50,000,000 in 1998 and 12,000,000 shares
    in 1997; issued and outstanding
    7,869,270 in 1998 and 4,700,000 in 1997          78,693             47,000
  Paid-in capital                                 2,035,886            840,000
  Deficit accumulated during
    development stage                            (1,499,561)          (695,799)
                                                 ----------           --------
                                                    615,018            191,201
                                                 ----------           --------

                                                 $  792,526           $312,902
                                                 ----------           --------
                                                 ----------           --------

See accompanying summary of accounting
  policies and notes to consolidated
  financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)



                                                             PERIOD FROM          PERIOD FROM
                                                              INCEPTION            INCEPTION
                                     FOR THE YEAR          (APRIL 7, 1997)      (APRIL 7, 1997)
                                       ENDING                    TO                   TO
                                     DECEMBER 31,            DECEMBER 31,         DECEMBER 31,
                                        1998                    1997                  1998
                                  ----------------         ---------------      ---------------
REVENUES
  Interest earned                 $          7,747         $         1,443      $         9,190
  Foreign currency gain                        830                       -                  830
                                  ----------------         ---------------      ---------------
                                             8,577                   1,443               10,020
                                  ----------------         ---------------      ---------------

EXPENSES
  Advertising and marketing                  6,042                       -                6,042
  Auto expense                               1,672                       -                1,672
  Bank charges                               1,927                       -                1,927
  Computer expense                           3,000                       -                3,000
  Consulting                               237,947                 196,880              434,827
  Stock-based non-employee
    compensation expense                    92,159                       -               92,159
  Contributions                                250                       -                  250
  Depreciation                               6,287                       -                6,287
  Dues and subscriptions                     6,050                       -                6,050
  Employee benefits                          9,409                       -                9,409
  Insurance                                    418                       -                  418
  Interest                                   2,784                       -                2,784
  Meals and entertainment                   17,442                       -               17,442
  Miscellaneous                             13,943                       -               13,943
  Office expense                             1,571                     973                2,544
  Office supplies                            5,718                     310                6,028
  Payroll taxes                             11,180                       -               11,180
  Professional fees                         83,382                  20,677              104,059
  Rent                                      21,869                       -               21,869
  Salaries                                 101,337                       -              101,337
  Stock-based employee
    compensation expense                   131,250                 475,000              606,250
  SEC expenses                              17,103                       -               17,103
  Taxes, other than income                   7,639                       -                7,639
  Telephone                                 10,118                     736               10,854
  Travel                                    21,842                   2,666               24,508
                                  ----------------         ---------------      ---------------
                                           812,339                 697,242            1,509,581
                                  ----------------         ---------------      ---------------

          Net Loss                $       (803,762)        $      (695,799)     $    (1,499,561)
                                  ----------------         ---------------      ---------------
                                  ----------------         ---------------      ---------------


Net Loss Per Share                $           (.12)        $          (.19)
                                  ----------------         ---------------
                                  ----------------         ---------------

Weighted average number of
  Common Shares Outstanding              6,877,649               3,731,439
                                  ----------------         ---------------
                                  ----------------         ---------------

See accompanying summary of
  accounting policies and
  notes to consolidated
  financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

                                                              PAID-IN      ACCUMULATED
                                   SHARES       AMOUNT        CAPITAL        DEFICIT         TOTAL
                                 ---------      -------      ----------    -----------     ---------
APRIL 7, 1997
-------------
  (Inception)                            -      $     -      $        -    $         -     $       -

Sale of stock                    2,800,000       28,000         384,000              -       412,000
Shares issued
  for services                   1,900,000       19,000         456,000              -       475,000
Net loss                                 -            -               -       (695,799)     (695,799)
                                 ---------      -------      ----------    -----------     ---------

DECEMBER 31,
  1997                           4,700,000       47,000         840,000       (695,799)      191,201
  ----

Sale of stock                    1,040,000       10,400         737,977              -       748,377
Shares issued
  for services                   1,550,000       15,500         372,000              -       387,500
Shares issued
  during re-
  organization
  (Note B)                         579,270        5,793              -               -         5,793
Value of stock
  options granted
  to consultants                         -            -          85,909              -        85,909
Net loss                                 -            -               -       (803,762)     (803,762)
                                 ---------      -------      ----------    -----------     ---------

DECEMBER 31,
  1998                           7,869,270      $78,693      $2,035,886    $(1,499,561)    $ 615,018
  ----                           ---------      -------      ----------    -----------     ---------
                                 ---------      -------      ----------    -----------     ---------


See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

                                                                              PERIOD FROM
                                                                               INCEPTION
                                                           FOR THE YEAR     (APRIL 7, 1997)
                                                              ENDING               TO
                                                           DECEMBER 31,       DECEMBER 31,
                                                               1998               1997
                                                           ------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(803,762)          $(695,799)
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:
      Stock compensation:
        Compensation expense                                 131,250             475,000
        Consulting expenses                                   92,159                   -
      Depreciation                                             6,287                   -
      (Increase) decrease in
        accounts receivable                                  148,385            (150,000)
      Increase (decrease) in:
        Accounts payable                                      19,769             121,701
        Accrued taxes                                         17,953                   -
      Deposits                                                (4,061)                  -
                                                           ---------           ---------
          Net Cash Used By
            Operating Activities                            (392,020)           (249,098)
                                                           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Exploration of oil and gas
    properties                                              (221,210)             (1,121)
  Exploration of coal properties                             (20,909)                  -
  Purchase of furniture, equip-
    ment, and leasehold
    improvements                                             (34,731)                  -
  Purchase of investments                                          -             (37,777)
  Sale of investments                                         37,777                   -
  Stock issued during re-
    organization                                               5,793                   -
  Organization costs                                               -             (21,222)
                                                           ---------           ---------
          Net Cash Used By
            Investing Activities                            (233,280)            (60,120)
                                                           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of stock                                              748,377             412,000
  Payments on long-term debt                                  (7,071)                  -
                                                           ---------           ---------
          Net Cash Provided By
            Financing Activities                             741,306             412,000
                                                           ---------           ---------

          Net Increase In Cash                               116,006             102,782

CASH AT BEGINNING OF PERIOD                                  102,782                   -
                                                           ---------           ---------

CASH AT END OF PERIOD                                      $ 218,788           $ 102,782
                                                           ---------           ---------
                                                           ---------           ---------

Interest of $2,784 and $-0- was paid and expensed in 1998 and 1997, respectively.

See accompanying summary of accounting policies and notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

DECEMBER 31, 1998

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Potomac Energy Corporation (Potomac), an Oklahoma Corporation, is involved in identifying, investigating, exploring, and, where determined advantageous, developing, mining, refining, and marketing oil and gas and coal deposits. Potomac is currently a public company registered on the NASDAQ.

DEVELOPMENT STAGE ENTERPRISE: Potomac is a development stage enterprise and has yet to generate any revenue from oil and gas or coal sales and has no assurance of future revenues from such sales. Both oil and gas and coal exploration and development are speculative in nature and, as such, involves a high degree of risk. The Company plans to spend significant amounts on the acquisition and exploration of properties. These costs may require the Company to raise additional capital through debt or equity financing. Such additional financing may require the encumbrance of Company assets or agreements with other parties where some of the costs of exploration are paid by others in exchange for an interest in the property. The Company has acquired interests in properties internationally. Such plans have additional risks because, in some cases, the country where the acquisition occurs may be considered politically and/or economically unstable.

RISKS AND UNCERTAINTIES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include depreciation, depletion, and amortization of proved oil and gas and coal reserves. Oil and gas and coal reserve estimates used as the basis for depletion are inherently imprecise and are expected to change as future information becomes available.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiary, Potomac Exploration Acquisition Corporation (PEAC), an Oklahoma corporation, and PEAC's wholly-owned subsidiary, Potomac Energy (BVI), Ltd., a British Virgin Islands corporation; and the Company's predecessor, Potomac Energy (Bermuda), Ltd., a Bermuda Corporation. The Company's other predecessor, Midwestern-Oklahoma Energy Resources Corporation, an Oklahoma corporation, had no activity prior to the reorganization. Magdalena Energia, LLC, a Texas limited liability company, a wholly-owned subsidiary, did not have any recordable transactions during 1998. All material intercompany accounts and transactions have been eliminated.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The recorded amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short-term maturity of these items.

INVESTMENT SECURITIES: The Company classifies its marketable debt securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt securities are classified as "available for sale". Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method are included in earnings; unrealized holding gains and losses are reported as a separate component of Stockholders' Equity. Securities classified as held to maturity are carried at amortized cost. There were no investment securities owned by the Company as of the Balance Sheet Date.

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

DECEMBER 31, 1998



NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

PROPERTY AND EQUIPMENT: Property and equipment is stated on the basis of cost. Maintenance and repairs are charged to expense. Renewals and betterments which substantially extend the useful life of property are capitalized. Accumulated allowances for depreciation of furniture, equipment, and leasehold improvements retired, or otherwise disposed of, are eliminated from the accounts on disposition. Profits and losses resulting from such disposition are included in income.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets (seven to ten years).

OIL AND GAS INTERESTS: The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the exploration, acquisition, and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concessions acquisition, geological, geophysical, and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs.

The capitalized costs of oil and gas properties in each cost center are amortized on a composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost or fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

Since the Company has not produced any oil or gas, a provision for depletion has not been made.

INCOME TAXES: The Company's predecessor and one of its subsidiaries are foreign corporations and are subject to the income tax laws of the various countries in which they may operate. Branch income from interests obtained through the association agreements in Colombia, South America are subject to Colombian corporate income tax at a rate of 35%, as well as a 7% remittance tax on funds transferred to the United States.

The Company follows the asset/liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and (ii) operating loss and tax credit carry-forwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

FOREIGN CURRENCY TRANSLATION: The majority of all costs associated with foreign operations are paid in U.S. dollars as opposed to the local currency of the operations; therefore, the reporting and functional currency is the U.S. dollar. Gains and losses from foreign currency transactions are recognized in current net income.

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

December 31, 1998



NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

FOREIGN CURRENCY TRANSLATION--Continued

Monetary items are translated using the exchange rate in effect at the Balance Sheet date; non-monetary items are translated using historical exchange rates. Revenues and expenses are translated at the average rates in effect on the dates they occur. No material gains or losses were incurred during the period presented.

NET LOSS PER SHARE: Net loss per share is calculated based on the weighted average number of common, and dilutive, common equivalent shares outstanding. There were no material differences between primary and fully diluted earnings per share for the periods presented.

RECLASSIFICATION OF PRIOR YEAR FINANCIAL STATEMENTS: In 1997, the Company's predecessor, Potomac (Bermuda), combined legal and professional services with consulting services. These amounts have been reclassified to conform to the 1998 presentation.

NOTE B--REORGANIZATION

Potomac is the surviving parent corporation as a result of a merger effective June 17, 1998 between Potomac Energy (Bermuda), Ltd. and Midwestern-Oklahoma Energy Resources Corporation, a publicly-held corporation. Potomac (Bermuda) with its wholly-owned subsidiary, Potomac Energy (BVI), Ltd., merged into Potomac Exploration Acquisition Corporation, a subsidiary of Midwestern. Potomac (Bermuda) was dissolved. The merger was accounted for as a reverse acquisition of Midwestern by Potomac (Bermuda). The Shareholders of Potomac (Bermuda) were issued 7,050,000 shares of Midwestern common stock. With the exception of two management members, the Officers and Directors of Potomac (Bermuda) Became the Officers and Directors of Midwestern. Midwestern then changed its name to Potomac Energy Corporation.

Subsequent to the reorganization, the Company carried out a private placement for net offering proceeds of $554,170 for the issuance of 240,000 shares.

NOTE C--JOINT INTEREST OPERATIONS

Potomac has entered into a joint venture agreement with Seven Seas Petroleum Colombia (Seven Seas), a branch of Seven Seas Petroleum, Inc., which is a publicly traded Canadian corporation. Seven Seas has obtained association contracts for oil and gas reserves identified through preliminary investigation in the Middle Magdalena Valley Basin in Central Colombia, South America. Seven Seas has been accepted by Ecopetrol, the state owned oil company in Colombia, to administer the association contracts covering certain properties known as the Rosa Blanca and Montecristo Blocks. Seven Seas owns a 75 percent interest and Potomac owns a 25 percent interest. Seven Seas is designated as the operator. Upon the successful negotiation of the association contracts, Seven Seas was required to pay Potomac a participation fee of $150,000, which was used to offset geophysical survey costs.

In April, 1998, the Company entered into an agreement to undertake a feasibility study for the mining of coal and generation of electricity in the Guaduas Field located in Central Colombia, South America. The agreement with Erasmos Almanza La Torre, in his capacity as General Manager of Global Drilling de Colombia.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

December 31, 1998


NOTE C--JOINT INTEREST OPERATIONS--Continued

provides for an interest in coal contracts in the area once the project's feasibility has been established. Almanza holds association contracts with Ecocarbone, the state agency of Colombia that oversees the production of coal. In December, 1998, the Company organized a wholly-owned subsidiary, Magdalena Energia, LLC, a Texas limited liability company, to manage its coal and generation of energy interests located in Colombia. As of December 31, 1998, no assets had been transferred and no transactions had occurred in Magdalena. In February, 1999, the Company formed Carbones de Guaduas, Ltd., a Colombian corporation with Grupo Energia, LLC as a 50% partner, and the contract with Almanza discussed above was transferred to the new corporation.

NOTE D--RELATED PARTY TRANSACTIONS

The Company's predecessor, Potomac Energy (Bermuda), Ltd. was managed by BV Operating, Ltd., an Oklahoma corporation, in accordance with a consulting agreement. BV Operating, Ltd. (BV) is owned by common Shareholders of Potomac. Potomac paid a fixed rate of $30,000 per month to BV. BV was responsible for costs and expenses of all offices, salaries, and wages plus applicable burdens and expenses except for directly chargeable items. The direct charges include labor costs and benefits for field employees employed on the joint property in Colombia, professional contract services, maintenance and repair of equipment, insurance, travel, and other necessary expenses. The total paid to BV was $197,500 and $132,130 in 1998 and 1997, respectively. The contract terminated as a result of the reorganization.

Potomac (Bermuda) and Potomac (BVI)'s offices are managed by a Stockholder. The Company pays a fee to the Stockholder of $1,500 per month, paid quarterly. The agreement between these parties is cancelable without notice. The total paid during 1998 and 1997 was $22,500 and $18,000, respectively.

Geophysical studies on undeveloped properties were performed during the year by a company owned by common Shareholders of Potomac. Total fees paid to this company during 1997 were $150,000.

Prior to the reorganization discussed in Note B, the Company issued 1,550,000 and 1,900,000 shares of common stock at a recorded value of $387,500 and $475,000 for services rendered in 1998 and 1997, respectively. Of the stock issued in 1998, $250,000 was capitalized as geological and geophysical costs of oil and gas properties. The Stock was valued at the price of stock being sold during that time.

NOTE E--STOCK OPTIONS

On April 18, 1998, the Company's predecessor, Potomac (Bermuda), granted stock options to purchase 950,000 shares of common stock during various periods, which expire April, 1999 through December, 2003, at an exercise price of $1.00 except for 50,000 shares which have an exercise price of $.50. On October 14, 1998, the Company granted options to purchase 125,000 shares of common stock, which expire December, 2003, at an exercise price of $1.00. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, no compensation expense is recognized when the exercise price of stock options equals the market price of the underlying stock on the date of the grant.

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by SFAS 123, net loss and net loss per share would have increased to the pro forma amounts shown below for the year ending December 31, 1998.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

December 31, 1998

NOTE E--STOCK OPTIONS--Continued

          Pro Forma Net Loss                               $(815,543)
          Pro Forma Net Loss Per Share                     $    (.12)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the year ended December 31, 1998: weighted average risk free interest rate of 5.50 percent; no dividend yield; volatility of 40%; and expected life less than six years. The Company granted options prior to public trading on NASDAQ OTC BB. Consequently, the underlying common shares had no historic volatility prior to October 13, 1998. The fair values of the options granted prior to October 13, 1998 were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the use of highly subjective assumptions including expected stock price volatility. The Company has utilized the Black-Scholes method to produce the pro forma disclosures required under SFAS 123. In management's opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company's employee stock options have significantly different characteristics from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate. The effects of applying SFAS 123 in this pro forma are not indicative of future amounts.

NOTE F--CAPITALIZED LEASES

In 1998, the Company acquired telephone and computer equipment in the amount of $46,379 that is subject to long-term capital leases. Accumulated depreciation at year-end was $4,415.

The future minimum lease payments for these capital leases are as follows:

               1999                                      $ 25,687
               2000                                        20,514
               2001                                         6,780
                                                         --------
                                                           52,981
               Less amount representing interest          (13,674)
                                                         --------
                    Present Value of Minimum
                      Lease Payments                       39,307
               Current portion                            (17,384)
                                                         --------
                     Long-Term Obligations
                  Under Capital Leases                   $ 21,923
                                                         --------
                                                         --------

NOTE G--OPERATING LEASES

During 1998, the Company entered into a lease for office space in Oklahoma City for a term of five years. Minimum lease payments remaining under this lease are:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

December 31, 1998

NOTE G--OPERATING LEASES--Continued

                         1999                 $46,863
                         2000                  47,800
                         2001                  49,674
                         2002                  50,612
                         2003                  25,306

Rent expense for the year was $21,869.

NOTE H--INCOME TAXES

The geographical sources of tax losses were as follows:

                                                    YEAR ENDED
                                                    DECEMBER 31,
                                             -----------------------
                                                1998          1997
                                             ---------     ---------
               United States                 $(103,536)    $       -
               Foreign                        (459,839)     (220,799)
                                             ---------     ---------

                                             $(563,375)    $(220,799)
                                             ---------     ---------
                                             ---------     ---------


Net deferred income taxes consist of the following:

                                                    YEAR ENDED
                                                    DECEMBER 31,
                                             -----------------------
                                                1998          1997
                                             ---------     ---------
               Deferred tax asset            $ 286,155     $ 190,000
               Valuation allowance            (286,155)     (190,000)
                                             ---------     ---------

                                             $       -     $       -
                                             ---------     ---------
                                             ---------     ---------


The Company has not recorded any deferred income tax provision or benefit. The Company's provision for income taxes differs from the amount computed by applying statutory rates, due principally to the valuation allowance recorded against its deferred tax asset relating primarily to net operating tax loss carry-forwards. Temporary differences included in deferred tax assets relate primarily to restricted stock issued for compensation. The U.S. net operating loss carryforward as of December 31, 1998 was approximately $200,000.

NOTE I--YEAR 2000 DISCLOSURE

The "Y2K" issue is a general term used to refer to certain business implications of the arrival of the new millennium. On January 1, 2000, all hardware and software systems which use a two-digit year convention could fail completely

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

December 31, 1998

NOTE I--YEAR 2000 DISCLOSURES--Continued

or create erroneous data as a result of the system failing to recognize the two digit date "00" as representing the Year 2000. The Company does not believe that its internal systems and operations have any material issues with respect to Year 2000 compliance and does not anticipate incurring significant remediation costs, if any. The Company has a limited operating history and is engaged solely in the exploration, development, and production of oil, natural gas, and coal in Colombia. As such, the Company engages in few transactions and has minimum reliance on the hardware and software systems of third parties. Further, the Company's hardware and software systems are relatively new and the Company has been advised that all of these systems are Year 2000 compliant. Accordingly, the risk of operation disruptions and the corresponding risk of liability for disruptions caused by Non-Year 2000 compliant systems are not of major concern to the Company.

NOTE J--ADOPTION OF NEW ACCOUNTING STANDARDS

Effective June 17, 1998, the Company adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", issued by the American Institute of Certified Public Accountants. This statement requires that the costs of start-up activities and organization costs, as defined, be expensed as incurred. Organization costs of Potomac (Bermuda) and those incurred during the reorganization discussed in Note B have been expensed in 1998.

Due to the current status of the Company's operations as discussed in Note A, SFAS 130, "Reporting Comprehensive Income", SFAS 131, "Disclosures About Segments of an Enterprise and Related Information", and SFAS 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", do not apply.

NOTE K--CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized costs at December 31, 1998 and 1997, respectively, relating to the Company's oil and gas activities are as follows:

                                                          1998        1997
                                                        --------     ------
            Unproved properties, Colombia, net          $472,331     $1,121

Costs incurred were as follows:

            Exploration costs                           $472,331     $1,121