Form 10-Q
period 1999-03-31
POTOMAC ENERGY CORP
filed 1999-10-13
CIK 316643

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________to ___________ .

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
APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 1, 1999, 7,974,270 shares of issuer's Common Stock, $.01 par value per share, were outstanding.


                     TRANSITIONAL SMALL BUSINESS DISCLOSURE
                               FORMAT (CHECK ONE):
                                  Yes     No  X
                                      ---    ---


                                TABLE OF CONTENTS
                                                                                       Page
PART I--FINANCIAL INFORMATION                                                          ----

Item 1.  Financial Statements

         Consolidated Balance Sheets, March 31, 1999 and December 31, 1998 ...............3

         Consolidated Statements of Operations and Accumulated Deficit for the
             Period from Inception (April 7, 1997) to March 31, 1999 and the Three Month Periods Ended March 31, 1999 and March 31, 1998............. 4

         Consolidated Statements of Cash Flows for the Period from Inception
             (April 7, 1997) to March 31, 1999 and the Three Month Periods Ended
             March 31, 1999 and March 31, 1998........................................... 5

         Notes to Consolidated Condensed Financial Statements ........................... 6

Item 2.  Management's Discussion and Analysis or Plan of Operations.......................8

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................20

Item 2.  Changes in Securities and Use of Proceeds.......................................20

Item 3.  Submission of Matters to a Vote of Security Holders.............................21

Item 4.  Other Information...............................................................21

Item 5.  Exhibits and Reports on Form 8-K................................................21

Signatures...............................................................................21

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

PART I
ITEM 1.  FINANCIAL STATEMENTS

                           POTOMAC ENERGY CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                   12/31/98            3/31/99
                                                                                                     (UNAUDITED)
                                                                               -----------------  ----------------

                                  ASSETS

Current Assets:
--------------
              Cash                                                             $        218,788   $        22,409
              Accounts Receivable                                                         1,615             4,084
              Marketable Securities                                                         -                 -
                                                                               -----------------  ----------------
                          Total Current Assets                                          220,403            26,493

Property & Equipment
--------------------
Furniture & Equipment                                                                    27,818            27,922
Office Equipment, capital leases                                                         46,379            46,379
Leasehold improvements                                                                    6,912             6,912
Oil and Gas Interests, non-producing , Full Cost Method                                 472,331           517,090
Coal interest, non-producing                                                             20,909            19,090
                                                                               -----------------  ----------------
                                                                                        574,349           617,393
           Less Accumulated Depreciation                                                 (6,287)           (9,792)
                                                                               -----------------  ----------------
                                                                                        568,062           607,601
Other Assets
------------
  Organization Costs                                                                        -                 -
  Deposits                                                                                4,061             4,061
                                                                               -----------------  ----------------

TOTAL ASSETS                                                                   $        792,526   $       638,155
                                                                               =================  ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
              Accounts Payable                                                 $        120,248   $       137,800
              Accured Taxes, other than income                                           17,953            19,893
              Current portion of capital
                  Lease obligations                                                      17,384            18,426
                                                                               -----------------  ----------------
                          Total Liabilities                                             155,585           176,119
                                                                               -----------------  ----------------

Long-Term Portion of Capital
    Lease Obligations                                                                    21,923            15,779
                                                                               -----------------  ----------------

Commitments and Contingencies
Stockholders' Equity:
              Common Stock, $.01 Par Value, 50,000,000 shares Authorized and
                          7,869,270 and 7,914,270 Issued and Outstanding,
                          Respectively                                                   78,693            79,143
              Additional Paid-In Capital                                              2,035,886         2,035,436
              Deficit Accumulated During Development Stage                           (1,499,561)       (1,668,322)
                                                                               -----------------  ----------------
                          Total Stockholders' Equity                                    615,018           446,257
                                                                               -----------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                     $        792,526   $       638,155
                                                                               =================  ================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           POTOMAC ENERGY CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
    CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)

                                                               Period from Inception
                                                                      7-Apr-97          Three Months       Three Months
                                                                         to                 Ended              Ended
                                                                     31-Mar-99            31-Mar-99          31-Mar-98
                                                                  -----------------   ------------------   --------------
REVENUES
              Income                                              $            -      $             -      $          -
              Foreign Currency                                                 830                  -                 -
              Interest Income                                               10,164                  974            1,007
                                                                  -----------------   ------------------   --------------

                          TOTAL REVENUES                          $         10,994    $             974    $       1,007
                                                                  =================   ==================   ==============


EXPENSES
              Advertising                                         $          7,652    $           1,610     $        -
              Auto                                                           3,671                1,999              -
              Bank charges                                                   2,079                  152              415
              Computer Expense                                               3,000                  -                -
              Consulting                                                   466,688               31,861              -
              Stock-Based Non-Employee Compensation Expense                 92,159                  -                -
              Contributions                                                    250                  -                -
              Depreciation                                                   9,792                3,505              -
              Dues & Subscriptions                                           6,186                  136              -
              Employee Benefit Program                                       9,835                  426              -
              Insurance                                                      7,576                7,158              -
              Interest                                                       5,396                2,612              -
              Meal & Entertainment                                          24,616                7,174              -
              Miscellaneous                                                 17,224                3,281              -
              Office Expense                                                 3,071                  527              -
              Office Supplies                                                6,103                   75              389
              Payroll Tax                                                   16,379                5,199              -
              Professional fees                                            116,574               12,515          247,888
              Rent & Lease                                                  31,937               10,068              -
              Salaries                                                     162,077               60,740              -
              Stock-Based Employee Compensation Expense                    606,250                  -                -
              SEC Related Expense                                           20,320                3,217              -
              Taxes                                                          7,639                  -                -
              Telephone                                                     17,253                6,399              -
              Travel                                                        35,591               11,083              -

                          TOTAL EXPENSES                          $      1,679,316    $         169,735    $     248,692
                                                                  =================   ==================   ==============

NET LOSS - DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE           $     (1,668,322)   $        (168,761)   $    (247,692)
                                                                  =================   ==================   ==============

              Net Loss Per Share                                  $          (0.21)   $           (0.02)   $       (0.05)
                                                                  =================   ==================   ==============

Weghted Average Number of Common Shares Outstanding                      7,914,270            7,908,270        5,043,820
                                                                  =================   ==================   ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           POTOMAC ENERGY CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Period from
                                                                                   Inception        Three Months     Three Months
                                                                                 (April 7, 1997)        Ended             Ended
                                                                                       to
                                                                                   31-Mar-99          31-Mar-99         31-Mar-98
                                                                                 ---------------   ---------------   --------------
Cash Flows from Operating Activities:
              Net Loss                                                             $ (1,668,322)       $ (168,761)      $ (247,685)
              Adjustment to Reconcile Net Loss to Net Cash
              Provided  (used) by Operations:
                          Stock Compensation:
                          Compensation Expense                                          606,250               -            125,000
                          Consulting Expense:                                            92,159               -                -
                          Depreciation                                                    9,792             3,505              -
                          (Increase) Decrease:
                                      Accounts Receivable                                (4,084)           (2,469)         150,000
                          Increase (Decrease):
                                      Accounts Payable                                  159,022            17,552         (105,000)
                                      Accrued taxes                                      19,893             1,940              -
                          Deposits                                                       (4,061)              -                -
                                      NET CASH USED BY OPERATING ACTIVITIES            (789,351)         (148,233)         (77,685)
                                                                                 ===============   ===============   ==============

Cash Flows from Investing Activities:
              Exploration of Oil and Gas Properties:                                   (267,090)          (44,759)             -
              Exploration of Coal Properties:                                           (19,090)            1,819              -
                          Purchase of Poperty & Equipment                               (34,835)             (104)             -
                          Purchase of Investment                                        (37,777)              -                -
                          Sale of Investments                                            37,777               -                -
              Stock Issued During reorganziation                                          5,793               -                -
              Organization Costs                                                        (21,222)              -                -
                                      NET CASH USED BY INVESTING ACTIVITIES            (336,444)          (43,043)             -
                                                                                 ===============   ===============   ==============

Cash Flows from Financing Activities:
              Sale of Stock                                                           1,160,377               -             75,000
              Paid in Capital                                                               -                 -                -

              Payments on Long-Term Debt:                                               (12,173)           (5,102)             -
                                                                                 ---------------   ---------------   --------------

                                      NET CASH PROVIDED BY FINANCING ACTIVITIES       1,148,204            (5,102)          75,000
                                                                                 ---------------   ---------------   --------------

NET INCREASE (DECREASE) IN CASH                                                          22,409          (196,379)          (2,685)
Cash at Beginning of Period                                                                 -             218,788          102,782
                                                                                 ---------------   ---------------   --------------

CASH AT END OF PERIOD                                                              $     22,409        $   22,409       $  100,097
                                                                                 ===============   ===============   ==============

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
MARCH 31, 1999

NOTE A--BASIS OF PRESENTATION-

The consolidated condensed interim financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The Company follows the same accounting policies in preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE B- NATURE OF OPERATIONS-

NATURE OF OPERATIONS: Potomac Energy Corporation (Potomac), an Oklahoma corporation, is involved in identifying, investigating, exploring, and, where determined advantageous, developing, mining, refining, and marketing oil and gas and coal deposits. Potomac is currently a public company registered on the NASDAQ.

DEVELOPMENT STAGE ENTERPRISE: Potomac is a development stage enterprise and has yet to generate any revenue from oil and gas or coal sales and has no assurance of future revenues from such sales. Both oil and gas and coal exploration and development are speculative in nature and, as such, involves a high degree of risk. The Company plans to spend significant amounts on the acquisition and exploration of properties. These costs may require the Company to raise additional capital through debt or equity financing. Such additional financing may require the encumbrance of Company assets or agreements with other parties where others pay some of the costs of exploration in exchange for an interest in the property. The Company has acquired interests in properties internationally. Such plans have additional risks because, in some cases, the country where the acquisition occurs may be considered politically and/or economically unstable.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiary, Potomac Exploration Acquisition Corporation (PEAC), an Oklahoma corporation, and PEAC's wholly-owned subsidiary, Potomac Energy (BVI), Ltd., a British Virgin Islands corporation; and the Company's predecessor, Potomac Energy (Bermuda), Ltd., a Bermuda corporation. The Company's other predecessor, Midwestern-Oklahoma Energy Resources Corporation, an Oklahoma corporation, had no activity prior to the reorganization. Magdalena Energia, LLC, a Texas limited liability company, a wholly owned subsidiary, did not have any recordable transactions during 1998. All material intercompany accounts and transactions have been eliminated.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATMENTS--CONTINUED

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

MARCH 31, 1999

NOTE C--JOINT INTEREST OPERATIONS

In April, 1998, the Company entered into an agreement to undertake a feasibility study for the mining of coal and generation of electricity in the Guaduas Field located in Central Colombia, South America. The agreement with Erasmos Almanza La Torre, in his capacity as General Manager of Global Drilling de Colombia, provides for an interest in coal contracts in the area once the project's feasibility has been established. Almanza holds association contracts with Ecocarbone, the state agency of Colombia that oversees the production of coal. In December, 1998, the Company organized a wholly-owned subsidiary, Magdalena Energia, LLC, a Texas limited liability company, to manage its coal and generation of energy interests located in Colombia. As of December 31, 1998, no assets had been transferred and no transactions had occurred in Magdalena. In February, 1999, the Company formed Carbones de Guaduas, Ltd., a Colombian corporation with Grupo Energia, LLC as a 50% partner, and the contract with Almanza discussed above was transferred to the new corporation.

NOTE D--STOCK OPTIONS

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

PEC established the Potomac Energy Corporation Non-Qualified Stock Option Plan (the "Option Plan" or "Plan") on January 28, 1999. The Option Plan provides for the grant of non-qualified stock options ("Options"), with stock appreciation rights ("SARs") to employees, directors, independent contractors and consultants of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the Option Plan is 550,000. As of the date of this Report, 325,000 Options have been granted under the Option Plan.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements in this Quarterly Report on form 10-Q concerning the Company's outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expense or other financial items; and statements concerning assumptions made or exceptions to any future events, conditions, performanc3e or other matter are "forward looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Such risks, and uncertainties and factors include, but are not limited to (I) risks associated with acquisitions, (ii) competition, (iii) the Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, (iv) the Company's business experiences seasonality, (v) the loss of services of certain key individuals could have a material adverse effect on the Company's business, financial condition or operating results.

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

       EXPLORATION STRATEGY

       The Company's oil, gas and coal exploration and development operations are currently focused entirely on its activities in Colombia, South America. The oil and gas exploration and development operations are conducted through the Colombian branch of Potomac Energy (BVI) Ltd., a wholly-owned British Virgin Islands subsidiary corporation ("Potomac (BVI)"). The coal and electrical power exploration and development operations are conducted through Carbones de Guaduas, Ltd. a Colombian corporation which is 100 percent jointly owned by Magdalena Energia, LLC, a wholly-owned Texas subsidiary limited liability company ("Magdalena Energia"), and Grupo Energia, LLC, a Texas subsidiary limited liability company wholly-owned by Arena Power, L.P a Houston based U.S. corporation (Grupo Energia). The dependence on the activities in Columbia is likely to be reflected in both the short-term performance and the Company's long-term financial results. The Company may serve as operator with respect to those properties acquired pursuant to association contracts in which the Company obtains a controlling interest or holds the largest ownership interest; however, it is anticipated that the Company will also participate in the development of properties operated by third parties and in some cases may delegate operations to a third party. The Company also intends to pursue oil, gas and electrical power opportunities domestically within the United States. The Company's business strategy includes:

/ / Establishing production, cash flow and reserve value by exploring for and developing and purchasing producing oil and gas properties, both in South America and within the United States;

/ / Establishing and/or purchasing gas storage facilities and generators within the United States;

/ / Building the Company's base of operations by initially concentrating its development activities within Colombia and within the United States in Oklahoma, Kansas and Texas;

/ / Acquiring additional properties with potential for development drilling to establish and maintain a significant inventory of undeveloped prospects and to establish and enhance the Company's foundation for future growth;

/ / Serving as operator of its wells, mines and power generation facilities to ensure technical performance and reduce costs;

/ / Establish relationships with other energy companies to access their undeveloped properties, geological data and financial resources;

/ / Managing financial risk and mitigating technical risk by drilling in known productive trends with multi-geologic potential, diversifying investment over the interests in the Company's primary operating areas, developing properties that provide a balance between short and long term reserves, and establishing and maintaining a balance among the company's oil, gas, coal and electrical generation activities; and

/ /      Maintaining low general and administrative expenses.

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

              The second potentially significant asset is the Company's 50 percent interest in the Guaduas Association Contract. The Guaduas Association Contract entitles the Company and its partner to engage in exploration, development and production activities on approximately 6,000 acres (3,000 net acres) located in the Middle Magdalena Valley Basin, before any relinquishment to Eco-Carbon. As of the date of this Report, coal mining has not begun on the Guaduas Block. However, the Company is currently in the process of conducting coring operations to specifically identify potential coal reserves. The Guaduas Association Contract was acquired from a third party in May 1998, and provides generally for a two-year exploration phase followed by a 10 year production period with no relinquishments. See Item 2. Description of Property "--Guaduas Association Contract."

              Colombia is the fourth largest country in South America, with a total land area of more than 1,038,700 square kilometers, with a population of
35.9 million people (1993 census). The official language is Spanish and the official currency is the Colombian peso. Colombia has a democratic form of government. While Colombia experiences insurgency and national political protests, the Colombian economy has been among the best performers in Latin America during the past 20 years. According to publicly available information, Colombia's Gross Domestic Product ("GDP") has grown by an average of four percent annually in the last 10 years, approximately twice the average for Latin America. Colombia is the only country in South America that did not have a single year of negative GDP or declining per capita income growth in the 1980s and the 1990s. Colombia recently introduced legislation to attract foreign investment in energy projects. The measures include the exemption of new oil operations from the $1 per barrel tax, which was levied in 1992 to finance protection of oil operations.

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

                  Columbia is currently investing in the expansion of its electric generating capacity (currently about 11 GigaWatts), with plans to add over four additional GW by the year 2000 and an additional six GW by the year 2010. Investments by the private sector, combined with ongoing privatization of public utilities, will reduce the public ownership share of generating capacity to less than one-third of the total. By the end of 1997, foreign investors owned over 40% of the country's generating capacity, worth about $4 billion. Columbia's plans for the power sector favor investment in thermoelectric generating capacity (primarily natural gas) at the expense of hydroelectricity. Coal-fired capacity (currently about seven percent of the total ) will also increase. The diversification of electric generating capacity reflects concern over the impact of droughts on hydroelectric generation, which has periodically forced the country to ration electricity.

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

         Foreign properties, operations or investments may be adversely affected by local political and economic developments, exchange controls, currency fluctuations, royalty and tax increases, retroactive tax claims, renegotiations of contracts with governmental entities, expropriation, import and export regulations and other foreign laws or policies governing operations of foreign-based companies, as well as by laws and policies of the United States affecting foreign trade, taxation and investment. In addition, as the Company's operations are governed by foreign laws, in the event of a dispute, the Company may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States. The Company may also be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.

         The Company's business is subject to political risks inherent in all foreign operations. While Colombia has no history of nationalizing its business nor expropriation of foreign assets, the Company's oil, gas and coal operations are subject to certain risks, including (I) loss of revenue, property, and equipment as a result of unforeseen events such as expropriation, nationalization, war and insurrection, (ii) risks of increases in taxes and governmental royalties, (iii) renegotiations of contracts with governmental entities, and (iv) changes in laws and policies governing operations of foreign-based companies in Colombia. Guerrilla activity in Colombia has disrupted the operation of oil and gas projects in certain areas in Colombia but has not affected the Company's interest in the Rosablanca and Montecristo Association Contracts. Guerrilla activity in Colombia has not disrupted coal operations in any areas in Colombia to date. This may or may not continue in the future. The Colombian government continues its efforts through negotiation and legislation to reduce the problems and effects of insurgent groups, including regulations containing sanctions such as impairment or loss of contract rights on companies and contractors if found to be giving aid to such groups. The associate parties will continue to cooperate with the government, and do not expect that future guerrilla activity will have a material impact on the exploration and development of the Rosablanca, Montecristo and Guaduas Association Contracts. However, there can be no assurance that such activity will not occur or have such an impact and no opinion can be given on what steps the government may take in response to any such activity. Colombia is among several nations whose progress in stemming the production and transit of illegal drugs is subject to annual certification by the President of the United States. As of the date of this report, Colombia has received such certification. The consequences of the failure to receive certification generally include the following: all bilateral aid, except anti-narcotics and humanitarian aid, has been or will be suspended; the Export-Import Bank of the United States and the Overseas Private Investment Corporation will not approve financing for new projects in Colombia; United States representatives at multilateral lending institutions will be required to vote against all loan requests from Colombia, although such votes will not constitute vetoes; and the President of the United States and Congress retain the right to apply future trade sanctions. Each of these consequences of the failure to receive such certification could result in adverse economic consequences in Colombia and could further heighten the political and economic risks associated with the Company's operations in Colombia.

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

EMPLOYEES

         The Company's operations are managed from its offices in Oklahoma City, with a staff of five employees, and use professional consulting services as needed. The Company's employees are not represented by a labor organization. The Company and its subsidiaries consider the relations with its employees and consultants to be good.


DESCRIPTION OF PROPERTY:

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

              Pursuant to an agreement dated February 27, 1997 (the "GHK Agreement"), Potomac (Bermuda) and GHK Company, L.L.C., an Oklahoma limited liability company ("GHK"), agreed to jointly acquire and develop any association contracts related to the Rosablanca Block and the Montecristo Block acquired by Potomac (Bermuda) or GHK. Under the GHK Agreement, the applications to acquire the association contract was assigned to GHK for the purpose of allowing the association contracts on the specified blocks to be acquired by GHK. With respect to any association contract obtained, GHK agreed to assign a 25 percent interest in such association contract to Potomac Energy (BVI) Ltd., a British Virgin Islands wholly-owned subsidiary corporation of the Company ("Potomac (BVI)). GHK is designated as operator under the association contracts obtained. The GHK Agreement further provided that (i) upon issuance of the association contracts, GHK will to pay Potomac (Bermuda) $150,000, (ii) GHK will provide any initial guarantee for the performance of exploratory activity under the association contracts as required by Ecopetrol, (iii) following issuance of each such association contract, Potomac Energy Corporation had three months to (A) qualify Potomac (BVI) to do business in Colombia, (B) reimburse GHK 25 percent of any initial guarantees required by Ecopetrol, and (C) demonstrate financial capability to pay 25 percent of the costs to perform the first year obligations of the association contract, and (iv) cause Potomac (BVI) to enter into an International Operating Agreement with accounting procedure for each contract area naming GHK's branch company as operator. Pursuant to the Merger, Potomac Acquisition acquired and assumed all obligations of Potomac (Bermuda) under the agreement with GHK. Following execution the GHK Agreement was assigned and transferred by GHK to Seven Seas Petroleum, Inc. ("Seven Seas") and by Omnipresent Exploration to Potomac (BVI). As of the date of this Report, Potomac (BVI) is qualified to do business in Colombia. As of March 31, 1999, the Company was in full compliance with the terms of the GHK Agreement.

              As of December 31, 1998, the Company had completed 10 surface scraping on the Guaduas Block which showed approximately 31 coal seams two to ten meters thick ranging from the surface to a depth of 72 feet. Early analysis of the quality of the coal is estimated at 14,000 BTU, .07 percent sulfur and 5 percent ash. These shows indicated the need for further review and analysis by the Company. As a result, the Company began coring operations to further identify specific coal seams, thickness, and a real extent. As of March 31, 1999 coring operation were in progress on a three to six well program. This drill is not yet complete as of the date of this report

              Pursuant to agreement dated August 8, 1998 (the "Erasmos Agreement"), the Company agreed to acquire from Erasmo Alfredo Almanza Latorre, a Colombian citizen, the Association Contract for Small Carbon Exploration and Exploitation on the Guaduas Block issued to him by Ecocarbon. Under the Erasmos Agreement, the association contract was assigned to PEC. On December 2, 1998, the Company agreed to sell a 50 percent interest in the Association Contract related to the Guaduas Block to Arena Power, L.P., a Houston based U.S. corporation (the "Arena Agreement"). The Arena Agreement provides for the establishment of a Colombian corporation, Carbones de Guaduas, Ltd., of which the Company and Arena will jointly own on an equal basis through their respective wholly-owned subsidiaries, Magdalena Energia, LLC and Grupo Energia, LLC. The Company transferred the Guaduas Association Contract to Carbones de Guaduas on January 28, 1999. Carbones de Guaduas is designated as operator under the association contracts. The Arena Agreement further provides that (i) upon establishment of the Colombia corporation, Arena will match the Company's initial developmental costs, (ii) Arena and the Company will then share equally all future developmental costs, and (iii) Arena and the Company will equally provide any initial guarantee for the performance of exploratory activity under the association contracts as required by Ecocarbon.


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

         PLAN OF DEVELOPMENT

              ROSABLANCA AND MONTECRISTO BLOCKS

         Seven Seas and the Company have established a 24-month plan of exploration and development of the Rosablanca and Montecristo Blocks. Under this plan, established in November of 1997, in addition to the minimum work commitments under the Rosablanca and Montecristo Association Contracts (the cost of which is estimated to be approximately $750,000),Seven Seas and the Company propose to (i) the obtain and process new two-dimensional seismic (75 kilometers on the Montecristo Block and 50 kilometers on the Rosablanca Block) at an estimated cost of $550,000, (ii) identify and drill one exploratory well on the Rosablanca Block at an estimated cost of $500,000, (iii) drill one horizontal well on the Rosablanca Block at an estimated cost of $1,750,000, (iv) drill three additional horizontal wells on the Rosablanca Block at an estimated cost of $3,750,000, and (v) reenter and deepen an existing well on the Montecristo Block at an estimated cost of $500,000. As of March 31, 1999, Seven Seas had requested environmental approval for the shooting of additional two-dimensional seismic (75 kilometers on the Montecristo Block and 50 kilometers on the Rosablanca Block). Currently, this shooting is anticipated to begin in the fourth quarter of 1999. Additionally, Seven Seas has agreed to begin the environmental approval process to reenter and deepen the existing well on the Montecristo Block, however, no specific time frame for this well has been determined. The timing and undertakings under this development plan as it continues to be achieved will depend upon a number of factors, most of which will not be within the control of the Company, including availability of capital resources of the

Company and its joint venture partners, the results of geological and geophysical surveys and analysis, the expected or actual results of each development undertaking or operation which in large part may be affected by the anticipated or current cost of such operations and the prices of crude oil and natural gas, general domestic and international economic conditions within and without the oil and gas industry, and Colombian legal and regulatory compliance. Therefore, there can be no assurance that such plan of exploration and development will be successful or will be completed as anticipated as of the date of this report.

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

         Early analysis of the quality of the coal is estimated at 14,000 BTU, .07 percent sulfur and 5 percent ash. Arena and the Company are studying the feasibility for developing a coal-fueled power plant that will provide power for a major oil and gas production company, several industrial customers, and serve the national grid. The Company and Arena Power estimate that the initial 100 Mega-watt plant will be constructed in two 50 Mega-watt phases. The first phase will be operational in late 2000 and the second phase is expected to be commissioned in late 2001. Provided a suitable steam host is identified, a combined heat and power (CHP) co-generation installation will be made; otherwise, a conventional steam turbine method will be employed.

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

RESULTS OF DEVELOPMENT STAGE OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES.

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

         The Company is a development stage company that during the three month period ending March 31, 1999, did not have any revenue and incurred a net loss of $168,761. There is no assurance that the Company will have revenues from oil, gas or coal sales in the future. The only revenue received by Potomac during the three months ending March 31, 1999 was from interest income of $974 earned or accrued on cash and cash equivalents. During the first three months ending March 31, 1999, Potomac continued to fulfill it's work commitments on the Rosablanca, Montecristo and Guaduas Association Contracts and in connection therewith incurred $44,376 in professional fees and consulting expenses and incurred miscellaneous expenses of $125,359. Other than the activities associated with fulfilling the required work commitments of the Rosablanca, Montecristo and Guaduas Association Contracts, Potomac did not conduct any operating activities during the first three months ending March 31, 1999.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

         The Company's computer systems are year 2000 compliant. The Company's computer systems which employed two digit year date format rather than four digit date format have been programmed to comply with year 2000 requirements on a system-by-system basis. Currently, the Company utilizes a WindowsNT operating system which operates off of a Dell manufactured server.

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

         In the future, the Company anticipates that its principal source of cash flows, if any, will be from the production and sale of crude oil, natural gas and coal reserves that are depleting assets. Cash flows from production sales depends upon the quantity of production and the price obtained for such production. Generally, an increase in prices allows a company to finance its operations to a greater extent with internally generated funds, may allow a company to obtain equity financing more easily or on better terms and lessens the difficulty of attracting financing alternatives available to a company from industry partners and non-industry investors. However, price increases heighten the competition for energy association contracts, leases and other contractual arrangement, increase the costs of exploration and development activities, and because of potential price declines, increase the risks associated with the purchase of producing properties while prices are at higher levels.

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

         SEASONALITY

         It is anticipated that the results of operations of the Company will be somewhat seasonal due to seasonal fluctuations in the price for crude oil, natural gas, coal and electrical kilowatts. Historically, crude oil prices have been generally higher in the third and fourth quarters and natural gas prices have been generally higher in the fourth quarter. Electrical kilowatts tend to be higher in the third quarter. Due to these seasonal price fluctuations, it is anticipated that results of operations for individual quarterly periods may not be indicative of results that may be realized on an annual basis.

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

LIQUIDITY AND CAPITAL RESOURCES

              Potomac has financed its development state activities through the sale of equity securities and does not have any borrowing facilities or arrangements in place to fund its capital commitments. During the twelve months ended December 31, 1998, net cash used by operating activities totaled $392,020 cash provided by financing activities totaled $741,036. During the three months ended March 31, 1999, net cash used by operating activities totaled $148,233, net cash used by financing activities totaled $5,102. As of March 31, 1999, Potomac had working capital of $ (149,626) compared to working capital of $83,396 at March 31, 1998.

              Under the terms of the Rosablanca and Montecristo Association Contracts, the Company has certain minimum work commitments on a joint venture basis with Seven Seas, the Company's share of such costs is estimated to be approximately $750,000. In addition to the minimum work commitments, the Company has established a 24-month plan of development of the Rosablanca and Montecristo Blocks at an estimated cost of $3,496,984. Under the terms of the Guaduas Association Contract, the Company has certain minimum work commitments on a joint venture basis with Arena Power, the Company's share of such costs is estimated to be approximately $387,500. In addition to the minimum work commitments, the Company has established a 24-month plan of development of the Guaduas Blocks at an estimated cost of $1,000,000. The Company anticipates that the costs of development of the Rosablanca, Montecristo and Guaduas Blocks will be funded with proceeds from the sale of equity and debt securities and, although unlikely, borrowings. There is no assurance that such funding will be available in which event the Company may forfeit its interests in the Blocks.
PART II

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

         COMMON STOCK

         Pursuant to its Certificate of Incorporation, the Company authorized up to 50,000,000 shares of Common Stock, $.001 par value. As of the date of this report, the issued and outstanding capital stock of the Company consists of 7,974,270.


         OUTSTANDING STOCK OPTIONS

         As of the date of this Report, the Company has granted stock options to purchase 1,275,000 shares of Common Stock during various periods, expiring April 1999 through December 2003, at exercise prices of $.50 to $1.25 per share, with a weighted average exercise price of $.1.00 per share. In addition, the Company has reserved an additional 225,000 shares of Common Stock for issuance of stock options, pursuant to the Company's Stock Option Plan.


ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4.  OTHER INFORMATION

         Not applicable.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS:

         Not applicable.

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

                             POTOMAC ENERGY CORPORATION
                             (Formerly Midwestern Resources, Inc.)
                                      (Registrant)


                             By: /s/JAMES E. FRAZIER
                                 ----------------------------------------------
                                 James E. Frazier, Chief Financial Officer.

Date: September 15, 1999
                                      -22-