Form 10-Q
period 1999-06-30
POTOMAC ENERGY CORP
filed 1999-10-13
CIK 316643

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _____________.

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
APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 1, 1999, 7,984,270 shares of issuer's Common Stock, $.01 par value per share, were outstanding.



                     TRANSITIONAL SMALL BUSINESS DISCLOSURE
                               FORMAT (CHECK ONE):
                                    Yes     No  X
                                        ---    ---

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets, June 30, 1999 and December 31, 1998 ....................................... 3

         Consolidated Statements of Operations and Accumulated Deficit for the
             Period from Inception (April 7, 1997) to June 30, 1999 and the Six Month Periods Ended June 30, 1999 and June 30, 1998...................................... 4

         Consolidated Statements of Cash Flows for the  Period from Inception
                (April 7, 1997) to June 30, 1999 and the Six Month Periods Ended
                June 30, 1999 and June 30, 1998.................................................................. 5

         Notes to Consolidated Condensed Financial Statements ................................................... 6

Item 2.  Management's Discussion and Analysis or Plan of Operations...............................................8

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................21

Item 2.  Changes in Securities and Use of Proceeds...............................................................21

Item 3.  Submission of Matters to a Vote of Security Holders.....................................................23

Item 4.  Other Information.......................................................................................24

Item 5.  Exhibits and Reports on Form 8-K........................................................................24

Signatures.......................................................................................................24

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

Part I
Item 1.  Financial Statements

                           POTOMAC ENERGY CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                        12/31/98             6/30/99
                                                                                                           (UNAUDITED)
                                                                                     ----------------    ----------------
                                     ASSETS

CURRENT ASSETS:
              Cash                                                                      $   218,788          $    39,992
              Accounts Receivable                                                       $     1,615          $     2,065
              Marketable Securities                                                     $      --            $      --
                                                                                        -----------          -----------
                          Total Current Assets                                          $   220,403          $    42,057

PROPERTY & EQUIPMENT
Furniture & Equipment                                                                   $    27,818          $    28,199
Office Equipment, capital leases                                                        $    46,379          $    46,379
Leasehold improvements                                                                  $     6,912          $     6,912
Oil and Gas Interests, non-producing , Full Cost Method                                 $   472,331          $   536,857
Coal interest, non-producing                                                            $    20,909          $    20,590
                                                                                        -----------          -----------
                                                                                        $   574,349          $   638,938
           Less Accumulated Depreciation                                                $    (6,287)         $   (13,297)
                                                                                        -----------          -----------
                                                                                        $   568,062          $   625,641
OTHER ASSETS
  Organization Costs                                                                    $      --            $      --
  Deposits                                                                              $     4,061          $     4,061
                                                                                        -----------          -----------

TOTAL ASSETS                                                                            $   792,526          $   671,759
                                                                                        ===========          ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
              Accounts Payable                                                          $   120,248          $   178,496
              Accured Taxes, other than income                                          $    17,953          $     2,511
              Other Current Liabilities                                                 $      --            $    10,000
              Current portion of capital
                  Lease obligations                                                     $    17,384          $    19,229
                                                                                        -----------          -----------
                          Total Liabilities                                             $   155,585          $   210,236
                                                                                        -----------          -----------

Long-Term Portion of Capital
    Lease Obligations                                                                   $    21,923          $    10,524
                                                                                        -----------          -----------

Commitments and Contingencies
Stockholders' Equity:
              Common Stock, $.01 Par Value, 50,000,000 shares Authorized and
                   7,869,270 and 7,974,270 Issued and Outstanding, Respectively         $    78,693          $    79,843
              Additional Paid-In Capital                                                $ 2,035,886          $ 2,194,736
              Deficit Accumulated During Development Stage                              $(1,499,561)         $(1,823,580)
                                                                                        -----------          -----------
                          Total Stockholders' Equity                                    $   615,018          $   450,999
                                                                                        -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $   792,526          $   671,759
                                                                                        ===========          ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           POTOMAC ENERGY CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
        CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED (UNAUDITED)
                             (Period from Inception)

                                                   7-APR-97       THREE MONTHS      SIX MONTHS       THREE MONTHS     SIX MONTHS
                                                       TO             ENDED            ENDED            ENDED            ENDED
                                                   30-JUN-99        30-JUN-99        30-JUN-99        30-JUN-98        30-JUN-98
                                                  -----------     ------------      -----------     -------------     -----------
REVENUES
   Other Income                                   $     1,000      $     1,000      $     1,000      $      --        $      --
   Income-(loss) Guaduas Partnership                     (966)            (966)            (966)            --               --
   Foreign Currency-gains                                 830             --               --               --               --
   Interest Income                                     10,575              411            1,385            3,015            4,022
                                                  -----------      -----------      -----------      -----------      -----------
              TOTAL REVENUES                      $    11,439      $       444      $     1,419      $     3,015      $     4,022
                                                  ===========      ===========      ===========      ===========      ===========
EXPENSES
   Advertising                                          9,374            1,722            3,332             --               --
   Auto                                                 4,703            1,032            3,031             --               --
   Bank charges                                         2,296              217              369              475              890
   Computer Expense                                     3,000             --               --               --               --
   Consulting                                         470,247            3,559           35,420          530,806          778,684
   Stock-Based Non-Employee Compensation Expense       92,159             --               --               --               --
   Contributions                                          250             --               --               --               --
   Depreciation                                        13,297            3,505            7,010             --               --
   Dues & Subscriptions                                 6,186             --                136             --               --
   Employee Benefit Program                            14,024            4,189            4,615             --               --
   Insurance                                           14,073            6,498           13,655             --               --
   Interest                                             7,383            1,987            4,599             --               --
   Meal & Entertainment                                33,678            9,062           16,236             --               --
   Miscellaneous                                       21,130            3,906            7,187             --               --
   Office Expense                                       3,653              582            1,109               98              487
   Office Supplies                                      6,103             --                 75             --               --
   Payroll Tax                                         23,109            6,730           11,929             --               --
   Professional fees                                  132,812           16,238           28,753             --               --
   Rent & Lease                                        44,331           12,394           22,462            4,061            4,061
   Salaries                                           218,790           56,713          117,453             --               --
   Stock-Based Employee Compensation Expense          606,250             --               --               --               --
   SEC Related Expense                                 23,931            3,612            6,828             --               --
   Taxes                                                7,639             --               --               --               --
   Telephone                                           22,907            5,654           12,053              333              333
   Travel                                              53,694           18,102           29,186             --               --

              TOTAL EXPENSES                      $ 1,835,019      $   155,702      $   325,438      $   535,773      $   784,455
                                                  -----------      -----------      -----------      -----------      -----------
NET LOSS - DEFICIT
ACCUMULATED DURING DEVELOPMENT STAGE              $(1,823,580)     $  (155,258)     $  (324,019)     $  (532,758)     $  (780,433)
                                                  ===========      ===========      ===========      ===========      ===========
Net Loss Per Share                                $     (0.23)     $     (0.02)     $     (0.04)     $     (0.07)     $     (0.11)
                                                  ===========      ===========      ===========      ===========      ===========
Weighted Average Number
 of Common Shares Outstanding                       7,984,270        7,970,047        7,984,270        7,394,417        7,394,417
                                                  ===========      ===========      ===========      ===========      ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           POTOMAC ENERGY CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       PERIOD FROM     THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                                        INCEPTION          ENDED         ENDED          ENDED
                                                                     (APRIL 7, 1997)
                                                                           TO
                                                                       30-JUN-99         30-JUN-99      30-JUN-99      30-JUN-98
                                                                     --------------   --------------  ------------    ------------
Cash Flows from Operating Activities:
        Net Loss                                                      $(1,823,579)    $  (170,257)    $  (324,018)    $  (780,433)
        Adjustment to Reconcile Net Loss to Net Cash
        Provided (used) by Operations:
            Stock Compensation:
            Compensation Expense                                          606,250             -               -         1,007,341
            Consulting Expense:                                            92,159             -               -               -
            Depreciation                                                   13,297           3,505           7,010             -
            (Increase) Decrease:
                         Accounts Receivable                               (2,065)          2,019            (450)            -
            Increase (Decrease):
                         Accounts Payable                                 199,718          40,696          58,248         (15,536)
                         Accrued taxes                                      2,511         (17,382)        (15,442)
            Other Current Liabilities                                      10,000          10,000          10,000             -
            Deposits                                                       (4,061)            -               -               -
                                                                      -----------     -----------     -----------     -----------
                         NET CASH USED BY OPERATING ACTIVITIES           (905,770)       (131,419)       (264,652)        211,372
                                                                      ===========     ===========     ===========     ===========

Cash Flows from Investing Activities:
        Exploration of Oil and Gas Properties:                           (286,857)        (19,767)        (64,526)        (21,222)
        Exploration of Coal Properties:                                   (20,590)         (1,500)            319             -
        Exp Purchase of Poperty & Equipment                               (35,112)           (277)           (381)            -
            Purchase of Investment                                        (37,777)            -               -            (1,121)
            Sale of Investments                                            37,777             -               -               -
            Stock Issued During reorganziation                              5,793             -               -               -
            Organization Costs                                            (21,222)            -               -               -
                                                                      -----------     -----------     -----------     -----------
                         NET CASH USED BY INVESTING ACTIVITIES           (357,988)        (21,544)        (64,588)        (22,343)
                                                                      ===========     ===========     ===========     ===========

Cash Flows from Financing Activities:
        Sale of Stock                                                   1,320,377         175,000         160,000         612,000
        Paid in Capital                                                       -               -               -               -

        Payments on Long-Term Debt:                                       (16,627)         (4,454)         (9,556)            -
                                                                      -----------     -----------     -----------     -----------

                         NET CASH PROVIDED BY FINANCING ACTIVITIES      1,303,750         170,546         150,444         612,000
                                                                      -----------     -----------     -----------     -----------

NET INCREASE (DECREASE) IN CASH                                            39,992          17,583        (178,796)        119,734
Cash at Beginning of Period                                                   -            22,409         218,788          12,000
                                                                      -----------     -----------     -----------     -----------

CASH AT END OF PERIOD                                                 $    39,992     $    39,992     $    39,992     $   131,734
                                                                      ===========     ===========     ===========     ===========

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
JUNE 30, 1999

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

NOTE B--NATURE OF OPERATIONS-

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

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

JUNE 30, 1999


NOTE C--STOCK OPTIONS

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

As of March 31, 1999 there were 1,275,000 outstanding options, however, as of June 30, 1999 the total number of out standing options was reduce to 1,175,000 due to 100,000 options which expired April 30, 1999. Additionally, subsequent to June 30, 1999, an additional 100,000 Options were forfeited as a result of the resignation by Mr. Frank Mahan as an Officer and Director of the Company. Therefore, as of the date of this report, the total number of outstanding options is 1,075,000 all expiring in December 2003, at exercise prices of $.50 to $1.25 per share, with a weighted average exercise price of $.1.00 per share.
 . The Company has in reserves an additional 425,000 shares of Common Stock for issuance of stock options, pursuant to the Company's Stock Option Plan.

NOTE D--WARRANTS

Pursuant to its Certificate of Incorporation, the Company authorized up to 50,000,000 shares of Common Stock, $.001 par value. As of the date of this report, the issued and outstanding capital stock of the Company consists of 7,974,270. On April 1, 1999 the Company offered an additional 2,160,000 shares of Common Stock and Redeemable Warrants. As of June 30, 1999 70,000 shares have been purchased from this offering.

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

BACKGROUND

         Potomac Energy Corporation ("PEC" or the "Company") (formerly Midwestern Resources, Inc.) was formed in 1980 under the laws of the State of Oklahoma and became inactive and its corporate charter was suspended in 1983. In March 1998, the Company was reincorporated under the name "Midwestern-Oklahoma Energy Resources Corporation." Effective June 17, 1998, Potomac Energy (Bermuda) Ltd., a Bermuda corporation ("Potomac (Bermuda)"), merged with and into Potomac Exploration Acquisition Corporation, a wholly-owned subsidiary of the Company ("Potomac Acquisition"), pursuant to a Plan of Reorganization and Agreement of Merger dated June 12, 1998 (the "Merger"). As a condition of the Merger, on June 17, 1998, the outstanding Common Stock of the Company was reverse split on the basis of one share for each 41.40846 outstanding shares, which resulted in 578,261 shares of Common Stock being outstanding immediately prior to the Merger (the "Reverse Stock Split"). In consummation of the Merger, the Company issued 7,050,000 shares of its Common Stock to the former shareholders of Potomac (Bermuda) and the Company's name was changed to "Potomac Energy Corporation." The Merger was accounted for as a reverse acquisition of the Company by Potomac (Bermuda). Potomac (Bermuda) was formed on April 7, 1997. Immediately prior to the Merger, the Company did not have any assets or liabilities. All references to the "Company" includes Potomac Energy Corporation and its subsidiaries, unless the context indicates otherwise

         The Company is a development stage company engaged in the exploration and development of oil, gas and coal properties outside of North America. The Company, through its subsidiaries, owns interests in prospective areas located in Colombia, South America, which are in the initial stages of exploration and development. Prior to the Merger, Potomac (Bermuda) had not conducted any operations other than the acquisition of the interests in the Rosablanca Association Contract and the Montecristo Association Contract for exploration and development of the Rosablanca and Montecristo Blocks within the Middle Magdalena Valley Basin, Colombia, South America. The Rosablanca and Montecristo Blocks are in the initial stages of exploration. In May 1998, the Company acquired an interest in the Guaduas Association Contract for the exploration, development and mining of coal. See Item 2. Description of Property "--Middle Magdalena Valley Basin" and "--Rosablanca and Montecristo Association
Contracts" and "--Guaduas Association contracts." The Company also may seek to acquire additional oil, gas and coal exploration opportunities in Colombia which management believes may have large reserve potential; however, there is no assurance that additional interests will be acquired or if acquired will be capable of commercial development and production.

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

              Colombia is the fourth largest country in South America, with a total land area of more than 1,038,700 square kilometers, with a population of
35.9 million people (1993 census). The official language is Spanish and the official currency is the Colombian peso. Colombia has a democratic form of government. While Colombia experiences insurgency and national political protests, the Colombian economy has been among the best performers in Latin America during the past 20 years. According to publicly available information, Colombia's Gross Domestic Product ("GDP") has grown by an average of four percent annually in the last 10 years, approximately twice the average for Latin America. Colombia is the only country in South America that did not have a single year of negative GDP or declining per capita income growth in the 1980s and the 1990s. Colombia recently introduced legislation to attract foreign investment in energy projects. The measures include the exemption of new oil operations from the $1 per barrel tax that was levied in 1992 to finance protection of oil operations.

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

EMPLOYEES

         The Company's operations are managed from its offices in Oklahoma City, with a staff of four employees, and use professional consulting services as needed. Mr. Frank Mahan resigned as an officer and Director of the Company subsequent to the second quarter ending on July 30, 1999. The Company's employees are not represented by a labor organization. The Company and its subsidiaries consider the relations with its employees and consultants to be good.


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

         As of December 31, 1998, approximately 1,642 kilometers of 2-D seismic data had been acquired and reprocessed on the Rosablanca Block and the Montecristo Block. Interpretation of the seismic data on the Montecristo Block is in process. Additionally, interpretation of the seismic data on the LaLuna and Rosablanca formations and at the Basal Cretaceous formations are being generated. The LaLuna and Rosablanca formations have tested over 10,000 barrels of oil per day each on the adjacent Bolivar Association Contract. Based on analysis and processing of such data, it is estimated that the combined potential for recoverable oil reserves from the Rosablanca and Montecristo Blocks could exceed one billion barrels. Exploration is first being concentrated in the area of the Texaco Las Lajas well located on the Montecristo Block. The original Texaco exploratory well had oil and gas shows in which the La Luna formation but was not drilled deep enough to test the Rosablanca formation. This well is located on what appears to be a sizable structural feature.

         Pursuant to an agreement dated February 27, 1997 (the "GHK Agreement"), Potomac (Bermuda) and GHK Company, L.L.C., an Oklahoma limited liability company ("GHK"), agreed to jointly acquire and develop any association contracts related to the Rosablanca Block and the Montecristo Block acquired by Potomac (Bermuda) or GHK. Under the GHK Agreement, the applications to acquire the association contract was assigned to GHK for the purpose of allowing the association contracts on the specified blocks to be acquired by GHK. With respect to any association contract obtained, GHK agreed to assign a 25 percent interest in such association contract to Potomac Energy (BVI) Ltd., a British Virgin Islands wholly-owned subsidiary corporation of the Company ("Potomac (BVI)). GHK is designated as operator under the association contracts obtained. The GHK Agreement further provided that (i) upon issuance of the association contracts, GHK will to pay Potomac (Bermuda) $150,000, (ii) GHK will provide any initial guarantee for the performance of exploratory activity under the association contracts as required by Ecopetrol, (iii) following issuance of each such association contract, Potomac Energy Corporation had three months to (A) qualify Potomac (BVI) to do business in Colombia, (B) reimburse GHK 25 percent of any initial guarantees required by Ecopetrol, and (C) demonstrate financial capability to pay 25 percent of the costs to perform the first year obligations of the association contract, and (iv) cause Potomac (BVI) to enter into an International Operating Agreement with accounting procedure for each contract area naming GHK's branch company as operator. Pursuant to the Merger, Potomac Acquisition acquired and assumed all obligations of Potomac (Bermuda) under the agreement with GHK. Following execution the GHK Agreement was assigned and transferred by GHK to Seven Seas Petroleum, Inc. ("Seven Seas") and by Omnipresent Exploration to Potomac (BVI). As of the date of this Report, Potomac (BVI) is qualified to do business in Colombia. As of June 30, 1999, the Company was in full compliance with the terms of the GHK Agreement.

                  As of December 31, 1998, the Company had completed 10 surface scraping on the Guaduas Block which showed approximately 31 coal seams two to ten meters thick ranging from the surface to a depth of 72 feet. Early analysis of the quality of the coal is estimated at 14,000 BTU, .07 percent sulfur and 5 percent ash. These shows indicated the need for further review and analysis by the Company. As a result, the Company began coring operations to further identify specific coal seams, thickness, and a real extent. As of June 30, 1999 coring operation were still in progress on a three to six well program started in April of 1999. Two core holes have been completed with marginal coal deposits found. The Company postponed drilling additional holes until geological review of the areas and the structures could be better evaluated with the results of first two cores. The geological review is not yet complete and drilling has not yet resumed as of the date of this report

         Pursuant to agreement dated August 8, 1998 (the "Erasmos Agreement"), the Company agreed to acquire from Erasmo Alfredo Almanza Latorre, a Colombian citizen, the Association Contract for Small Carbon Exploration and Exploitation on the Guaduas Block issued to him by Ecocarbon. Under the Erasmos Agreement, the association contract was assigned to PEC. On December 2, 1998, the Company agreed to sell a 50 percent interest in the Association Contract related to the Guaduas Block to Arena Power, L.P., a Houston based U.S. corporation (the "Arena Agreement"). The Arena Agreement provides for the establishment of a Colombian corporation, Carbones de Guaduas, Ltd., of which the Company and Arena will jointly own on an equal basis through their respective wholly owned subsidiaries, Magdalena Energia, LLC and Grupo Energia, LLC. The Company transferred the Guaduas Association Contract to Carbones de Guaduas on January 28, 1999. Carbones de Guaduas is designated as operator under the association contracts. The Arena Agreement further provides that (i) upon establishment of the Colombia corporation, Arena will match the Company's initial developmental costs, (ii) Arena and the Company will then share equally all future developmental costs, and (iii) Arena and the Company will equally provide any initial guarantee for the performance of exploratory activity under the association contracts as required by Ecocarbon.

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

         PLAN OF DEVELOPMENT

              ROSABLANCA AND MONTECRISTO BLOCKS

              Seven Seas and the Company have established a 24-month plan of exploration and development of the Rosablanca and Montecristo Blocks. Under this plan, established in November of 1997, in addition to the minimum work commitments under the Rosablanca and Montecristo Association Contracts (the cost of which is estimated to be approximately $750,000), Seven Seas and the Company propose to (i) the obtain and process new two-dimensional seismic (75 kilometers on the Montecristo Block and 50 kilometers on the Rosablanca Block) at an estimated cost of $550,000, (ii) identify and drill one exploratory well on the Rosablanca Block at an estimated cost of $500,000, (iii) drill one horizontal well on the Rosablanca Block at an estimated cost of $1,750,000, (iv) drill three additional horizontal wells on the Rosablanca Block at an estimated cost of $3,750,000, and (v) reenter and deepen an existing well on the Montecristo Block at an estimated cost of $500,000. As of June 30, 1999, Seven Seas had requested environmental approval for the shooting of additional two-dimensional seismic (75 kilometers on the Montecristo Block and 50 kilometers on the Rosablanca Block). Currently, this shooting is anticipated to begin in the fourth quarter of 1999. Additionally, Seven Seas has agreed to begin the environmental approval process to reenter and deepen the existing well on the Montecristo Block, however, no specific time frame for this well has been determined. The timing and undertakings under this development plan as it continues to be achieved will depend upon a number of factors, most of which will not be within the control of the Company, including availability of capital resources of the Company and its joint venture partners, the results of geological and geophysical surveys and analysis, the expected or actual results of each development undertaking or operation which in large part may be affected by the anticipated or current cost of such operations and the prices of crude oil and natural gas, general domestic and international economic conditions within and without the oil and gas industry, and Colombian legal and regulatory compliance. Therefore, there can be no assurance that such plan of exploration and development will be successful or will be completed as anticipated as of the date of this report.

         GUADUAS BLOCK-

         The Company has established a 12-month plan of development of the Guaduas Block. Under this plan, established in December 1998, the Company and Arena Power propose, in addition to the work commitments outlined in the Association Contract, to (i) drill at least five core holes at an estimated cost of $100,000, (ii) identify, analyze and evaluate based on the core data obtained a preliminary estimate of coal reserves with the assistance of third-party accredited and licensed mining engineering firm at an estimated cost of $25,000,
(iii) begin full mining operations should reserves warrant as the first phase of a three phase mining and electrical power generation project with an estimated cost to be $8,000,000 ($1,000,000 as equity capital by the Company and $7,000,000 as debt financing). As of the date of this report, this plan is temporarily on hold pending the results of the geological review of the coring results.

UNCERTAINTY OF FUTURE ESTIMATES OF OIL AND NATURAL GAS RESERVES

         As of the date of this report, the Company does not have any proved oil, gas or coal reserves. However, it is anticipated that through development of the Company's interest in the Middle Magdalena Valley Basin and other properties acquired and developed, the Company will obtain and provide to the shareholders of the Company, through annual reports or other means, estimates of the Company's reserves. Estimates of the Company's proved oil, gas and coal reserves and projected future net revenues will be based on reserve reports prepared by independent engineers. The estimation of reserves requires substantial judgment on the part of the petroleum and mining engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Different reserve engineers may make different estimates of reserve quantities and revenues attributable thereto based on the same data. Estimates of proved undeveloped reserves, which in the future may comprise a substantial portion of the Company's reserves, are by their nature less than certain are. The accuracy of any reserve estimate depends on the quality of the available data as well as engineering and geological interpretation and judgment. Results of drilling, mining, testing and production and changes in the assumptions regarding decline and production rates, crude oil prices, coal prices, electrical prices, revenues, taxes, capital expenditures, operating expenses, geologic success and quantities of recoverable crude oil may vary substantially from those assumed in the estimates, may result in revisions to such estimates and could materially affect the estimated quantities and related value of reserves set forth herein. The estimates of future net revenues will reflect oil, gas and coal prices as of the date of estimation, without escalation. There can be no assurance, however, that such prices will be realized or that the estimated production volumes will be produced during the periods indicated. Future performance that deviates significantly from the reserve reports could have a material adverse effect on the Company. Therefore, this can be no assurance that such plan of development will be successful or will be completed as anticipated as of the date of this Report.

RESULTS OF DEVELOPMENT STAGE OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES.

         Potomac (Bermuda) was formed on April 7, 1997. Prior to the Merger, PEC was inactive and did not have any assets or liabilities. Effective June 17, 1998, Potomac (Bermuda) merged with and into Potomac Acquisition and became a wholly owned subsidiary of PEC. The Merger was accounted for as a reverse acquisition of PEC by Potomac (Bermuda) under the purchase method of accounting. Therefore, the following discussion and analysis of results of operations discussed below are only those of to Potomac (Bermuda) prior to the Merger. See "--Background."

         The Company is a development stage company that during the three month period ending June 30, 1999, did not have any revenue and incurred a net loss of $170,257. There is no assurance that the Company will have revenues from oil, gas or coal sales in the future. The only revenue received by Potomac during the three months ended June 30, 1999 was from interest income of $411 earned or accrued on cash and cash equivalents and other income of $1,000. During the three months ended June 30, 1999 Potomac continued to fulfill it's work commitments on the Rosablanca, Montecristo and Guaduas Association Contracts and in connection therewith incurred $19,797 in professional fees and consulting expenses and incurred miscellaneous expenses of $135,905. Other than the activities associated with fulfilling the required work commitments of the Rosablanca, Montecristo and Guaduas Association Contracts, Potomac did not conduct any operating activities during the three months ending June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

              Potomac has financed its development state activities through the sale of equity securities and does not have any borrowing facilities or arrangements in place to fund its capital commitments. During the twelve months ended December 31, 1998, net cash used by operating activities totaled $392,020 cash provided by financing activities totaled $741,036. For the six months ending June 30, 1999, net cash used by operating activities total $ 264,652 net cash provided by financing activities totaled $150,444. As of June 30, 1999, Potomac had working capital of $ (168,179) compared to working capital of $116,198 at June 30, 1998.

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

         Pursuant to its Certificate of Incorporation, the Company authorized up to 50,000,000 shares of Common Stock, $.001 par value. As of the date of this report, the issued and outstanding capital stock of the Company consists of 7,974,270. On April 1, 1999 the Company offered an additional 2,160,000 shares of Common Stock and Redeemable Warrants. As of June 30, 1999 70,000 shares have been purchased from this offering. The following is a description of the Company's capital stock and the warrants that were attached to the Company's offering. This is only a summary of certain matters relating to the capital stock of the Company and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation, Bylaws and the Redeemable Warrant Agreement between the Company and UMB Bank, NA (the "Warrant Agent").

         The Common Stock and Warrants sold will be not be registered under the Securities Act of 1933, as amended (the "1933 Act") or under any state securities laws, will constitute "restricted securities" within the meaning of Rule 144 under the 1933 Act ("Rule 144"), and will not be freely tradable in the United States. Therefore, purchasers of the Common Stock and Warrants are required to bear the economic risk of their investment in the Common Stock and Warrants, and should consider their purchase of Units as an illiquid investment.

         COMMON STOCK

                  The holders of outstanding shares of Common Stock are entitled to receive dividends out of assets legally available at such times and in such amounts as the Board of Directors may, from time to time, determine, and upon liquidation and dissolution are entitled to receive all assets available for distribution to the shareholders. Holders of Common Stock are entitled to one vote per share on matters voted upon by the shareholders. The Common Stock has no preemptive rights and no subscription, redemption or conversion privileges. The Common Stock does not have cumulative voting rights, which means that holders of a majority of shares voting for the election of directors can elect all members of the Board of Directors subject to election. In general, a majority vote of shares represented at a meeting of shareholders at which a quorum is present is sufficient for all actions that require the vote or concurrence of shareholders. It is anticipated by management of the Company that upon issuance of the Common Stock pursuant to this offering all of the outstanding shares of Common Stock will be fully paid and nonassessable.

         REDEEMABLE WARRANTS

         EXERCISE OF REDEEMABLE WARRANTS. The Redeemable Warrants (the "Warrants") entitles the holders (the "Warrant Holders"), upon payment of the exercise price of $4.00 per share, to purchase one share of Common Stock per Warrant. Unless previously redeemed, the Warrants are exercisable during the three-year period ending June 30, 2002 (the "Expiration Date"). A Warrant Holder will only be permitted to exercise the Warrants held in the event the shares of Common Stock issuable upon exercise of the Warrants are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the Warrant Holder resides.

         REDEMPTION. The Warrants are subject to redemption by the Company, on not less than 30 nor more than 60 days' written notice, at a price of $.01 per Warrant (the "Redemption Price"), at any time that the average closing price per share of the Common Stock is at least $8.00 per share for 10 or more consecutive trading days. Warrant Holders will automatically forfeit their rights to purchase the shares of Common Stock issuable upon exercise of such Warrants unless the Warrants are exercised before the close of business on the business day immediately prior to the date set for redemption (the "Redemption Date"). All of the outstanding Warrants must be redeemed if any are redeemed. A notice of redemption will be mailed to each of the registered Warrant Holders by first class, postage prepaid, within five business days after the date set for redemption, but no earlier than the 30th nor later than the 60th day before the date fixed for redemption. The notice of redemption shall specify the redemption price, the date fixed for redemption, the place where the Warrant certificates shall be delivered and the redemption price to be paid, and that the right to exercise the Redeemable Warrants shall terminate at 5:00 p.m. New York City time on the business day immediately preceding the Redemption Date.

         WITHDRAWAL RIGHTS. The Redeemable Warrants tendered for exercise may not be withdrawn and will be irrevocable.

         VALIDITY OF EXERCISE. All questions with respect to the validity, form, eligibility (including time of receipt) and acceptance for exercise of the Warrants will be determined by the Company, in its sole discretion, which determination will be final and binding upon the Warrant Holder and the Company. The Company reserves the absolute right to reject any and all tenders of Warrants which it determines not to be in proper form, or the acceptance or exercise of which would, in the opinion of the Company's counsel, be unlawful. The Company also reserves the absolute right to waive any defect or irregularity in the exercise of the Warrants. The Company, Warrant Agent, or any other person will not be under any duty to give notification of any defects or irregularities in exercise, nor will they incur any liability for failure to give such notification. Exercise of the Warrants will not be deemed to have been properly made until any irregularities have been waived by, or cured to the satisfaction of, the Company.

         ACCEPTANCE OF REDEEMABLE WARRANTS; DELIVERY OF SHARES. Warrants properly tendered will be promptly accepted for exercise. The Company will be deemed to have accepted for exercise properly tendered Warrants when, as and if the Company has given oral or written notice thereof to the Warrant Agent. Certificates for Common Stock will be issued as promptly as practicable after the Warrants are accepted for exercise. Any Warrants not exercised before the Expiration Date will expire or, if applicable, the day preceding the Redemption Date will be redeemed.

         In certain cases, the sale of the Common Stock by the Company upon exercise of Warrants could violate the securities laws of certain states or other jurisdictions. , the Company has agreed to file (Within one year following completion of this offering) a registration statement to cause registration the Common Stock underlying the Warrants under the 1933 Act and has agreed to use its best efforts to register or qualify of the Common Stock for sale in all states in which the Warrant Holders reside; however, there is no assurance that such registration will become effective in such states. In addition, the Company may undertake registration of the Common Stock in such other states as determined in the sole discretion of the Company. Those Warrant Holders residing in states in which the Common Stock has not been registered or otherwise qualified for sale in such state, will not be permitted to exercise their Warrants.

         Prior to tendering of Redeemable Warrants for exercise, a Warrant Holder should either contact the Company or the Warrant Agent to determine whether the Common Stock has been registered or qualified in the state of such Warrant Holder's residence. The Company will use its best efforts to cause a registration statement to be declared effective under the 1933 Act and the laws of various states as may be required to cause the sale of the Common Stock upon exercise of Warrants to be lawful. However, the Company is not required to accept the exercise of the Warrants, if, in the opinion of counsel, the sale of the Common Stock upon such exercise would be unlawful. In such cases, the Warrant Holder may sell the Warrants or continue to hold the Warrants.

         The Warrant Agent will act as agent for the tendering Warrant Holders of the Warrants for the purposes of receiving from the Company the Common Stock and transmitting such securities to the Warrant Holders. Tendered Warrants not accepted for exercise by the Company will be returned to the Warrant Holder.

         In the event the Company is delayed in its acceptance for exercise or is unable to accept for exercise any Warrants for any reason, in such event, without prejudice to the Company's right hereunder, the Warrant Agent, at the request of the Company, may nevertheless retain Warrants tendered for exercise together with any cash or check and any other required documents, subject to delivery of the shares of Common Stock, until notified otherwise by the Company. See "--Withdrawal Rights," above.

         TRANSFER TAXES. The Company will pay when due all federal and state documentary stamp and other original issue taxes which may be payable in respect of the original issuance of the Warrant certificates, or any shares of Common Stock or other securities upon the exercise of Warrants. The Company is not, however, required (i) to pay any tax which may be payable in respect of any transfer involved in the transfer and delivery of Warrant certificates or the issuance or delivery of certificates for Common Stock or other securities in a name other than that of the registered holder of the Warrant certificate surrendered for exercise or (ii) to issue or deliver any certificate for shares of Common Stock or other securities upon the exercise of any Warrant until any such tax shall have been paid, all such tax being payable by the holder of such Warrant at the time of surrender for exercise or otherwise.

         ANTI-DILUTION PROVISIONS. The Warrants contain provisions that protect the Warrant Holder against dilution by adjustment of the number of shares of Common Stock or other securities of the Company purchasable upon exercise of the Warrants in certain events, such as stock dividends, stock splits, mergers, sale of substantially all of the Company's assets, and for other extraordinary events.

         ELIMINATION OF FRACTIONAL SHARE. The Company is not required to issue fractional shares of Common Stock, and, in lieu thereof, will make a cash payment based upon the current market value of such shares. The Warrant Holders will not possess any rights as shareholders of the Company unless and until the Warrant Holders exercise the Warrants and then only as holders of the Common Stock.

         RIGHT TO REDUCE EXERCISE PRICE AND EXTEND EXPIRATION DATE. Although the Warrants have a fixed exercise price and have a fixed expiration date, it is possible that in the future the Company may wish to reduce the exercise price or extend the exercise period. The Company has no plans to and will not, in any way, prior to this offering, reduce such price or extend the exercise period of the Warrants.

OUTSTANDING WARRANTS

         As of the date of this Report, the Company has issued 310,000 warrants to purchase equal amounts of shares of Common Stock Warrants can be exercised at any time prior to the expiration date. The exercise price for all warrants is $4.00 per share.

OUTSTANDING STOCK OPTIONS

         As of the date of this Report, the Company has granted stock options to purchase 1,075,000 shares of Common Stock during various periods, all expiring in December 2003, at exercise prices of $.50 to $1.25 per share, with a weighted average exercise price of $.1.00 per share. In addition, the Company has reserved an additional 425,000 shares of Common Stock for issuance of stock options, pursuant to the Company's Stock Option Plan.

TRANSFER AND WARRANT AGENT

     UMB Bank, NA serves as transfer agent and registrar of the Common Stock of the Company and serves as Warrant Agent for the Warrants. The address of UMB Bank, NA is 928 Grand Boulevard, Kansas City, Missouri 64106, and its mailing address is Post Office Box 410064, Kansas City, Kansas 64141-0064.


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

                          POTOMAC ENERGY CORPORATION
                          (Formerly Midwestern Resources, Inc.)
                                   (Registrant)


                          By: /S/ JAMES E. FRAZIER
                              ----------------------------------------------
                                   James E. Frazier, Chief Financial Officer

Date: September 15, 1999