Form 10QSB
period 1999-09-30
POTOMAC ENERGY CORP
filed 2000-02-22
CIK 316643

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                                 to                     .
         -----------------------    --------------------

COMMISSION FILE NUMBER:  0-9474

                           POTOMAC ENERGY CORPORATION
                      (FORMERLY MIDWESTERN RESOURCES, INC.)
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


             OKLAHOMA                               73-1088064
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

2601 NORTHWEST EXPRESSWAY, SUITE 1100W
      OKLAHOMA CITY, OKLAHOMA                        73112-7293
 (Address of principal executive offices)            (Zip Code)

Issuer's telephone number:  (405) 840-1427

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has
been subject to such filing requirements for the past 90 days. Yes    No X
                                                                   ---  ---

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

Applicable only to corporate issuers

As of February 17, 2000 8,094,270 shares of issuer's Common Stock, $.01 par value per share, were outstanding.

                     TRANSITIONAL SMALL BUSINESS DISCLOSURE
                               FORMAT (CHECK ONE):
                                Yes     No  X
                                    ---    ---

                                                  TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets, September 30, 1999 and December 31, 1998 .................................. 3

         Consolidated Statements of Operations and Accumulated Deficit for the
             Period from Inception (April 7, 1997) to September 30, 1999 and the Nine Month Periods Ended September 30, 1999 and September 30, 1998.............................. 4

         Consolidated Statements of Cash Flows for the  Period from Inception
             (April 7, 1997) to September 30, 1999 and the Nine Month Periods Ended
             September 30, 1999 and September 30, 1998........................................................... 5

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

Item 2.  Management's Discussion and Analysis or Plan of Operations...............................................8

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................21

Item 2.  Changes in Securities and Use of Proceeds...............................................................21

Item 3.  Submission of Matters to a Vote of Security Holders.....................................................22

Item 4.  Other Information.......................................................................................22

Item 5.  Exhibits and Reports on Form 8-K........................................................................22

Signatures.......................................................................................................27


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

PART I

ITEM 1.  FINANCIAL STATEMENTS

                           POTOMAC ENERGY CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                          12/31/98               9/30/99
                                                                                                               (UNAUDITED)
                                                                                         -----------           -----------
                                 ASSETS
CURRENT ASSETS:
                 Cash                                                                    $   218,788               106,374
                 Accounts Receivable                                                     $     1,615                 2,153
                 Marketable Securities                                                   $         -                     -
                                                                                         -----------           -----------
                             Total Current Assets                                        $   220,403           $   108,527
PROPERTY & EQUIPMENT
Furniture & Equipment                                                                    $    27,818                28,199
Office Equipment, capital leases                                                         $    46,379                46,379
Leasehold improvements                                                                   $     6,912                 6,912
Oil and Gas Interests, non-producing, Full Cost Method                                   $   472,331               536,857
Coal interest, non-producing                                                             $    20,909                24,998
                                                                                         -----------           -----------
                                                                                         $   574,349               643,346
           Less Accumulated Depreciation                                                 $    (6,287)              (13,297)
                                                                                         -----------           -----------
                                                                                         $   568,062               630,049
OTHER ASSETS
  Organization Costs                                                                     $         -
  Deposits                                                                               $     4,061                 4,061
                                                                                         -----------           -----------

TOTAL ASSETS                                                                             $   792,526           $   742,637
                                                                                         ===========           ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
                 Accounts Payable                                                        $   120,248               122,043
                 Accured Taxes, other than income                                        $    17,953                 1,523
                 Other Current Liabilities                                               $         -                53,469
                 Current portion of capital
                     Lease obligations                                                   $    17,384                15,393
                                                                                         -----------           -----------
                             Total Current Liabilities                                   $   155,585           $   192,427
                                                                                         -----------           -----------
Long-Term Portion of Capital
    Long Term Debt                                                                       $         -                84,526
    Lease Obligations                                                                    $    21,923           $    11,818
                                                                                         -----------           -----------
                 Total Long Term Liabilities                                             $    21,923           $    96,344
                                                                                         -----------           -----------

Total Liabilities                                                                        $   177,508           $   288,771
                                                                                         ===========           ===========
Commitments and Contingencies
Stockholders' Equity:
                 Common Stock, $.01 Par Value, 50,000,000 shares Authorized and
                      7,869,270 and 8,094,270 Issued and Outstanding,
                      Respectively                                                       $    78,693                80,943
                 Additional Paid-In Capital                                              $ 2,035,886             2,318,636
                 Deficit Accumulated During Development Stage                            $(1,499,561)           (1,945,713)
                                                                                         -----------           -----------
                             Total Stockholders' Equity                                  $   615,018               453,866
                                                                                         -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                               $   792,526           $   742,637
                                                                                         ===========           ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           POTOMAC ENERGY CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
        CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED (UNAUDITED)


                                        (Period from Inception)
                                               7-Apr-97           Three Months   Nine Months       Three Months     Nine Months
                                                  to               Ended            Ended            Ended             Ended
                                              30-Sep-99          30-Sep-99        30-Sep-99        30-Sep-98         30-Sep-98
                                            ---------------     -------------    -------------   --------------   ----------------
REVENUES
    Other Income                               $     1,561        $      561       $    1,561       $        -       $          -
    Income-(loss) Guaduas Partnership                 (966)                -          (966.30)               -                  -
    Foreign Currency-gains                             830                 -                -                -                  -
    Interest Income                                 10,741               166         1,551.31            3,007              7,029
                TOTAL REVENUES                 $    12,166        $      727       $    2,146       $    3,007       $      7,029
                                            ===============     =============    =============   ==============   ================


EXPENSES
    Advertising                                     13,193             3,820            7,151            4,841              4,841
    Auto                                             5,158               456            3,486              421                421
    Bank charges                                     2,391                95              464              155              1,045
    Computer Expense                                 3,000                 -                -                -                  -
    Consulting                                     483,555            13,308           48,728                -                  -
    Stock-Based Non-Employee Compensation           92,159                 -                -                -                  -
    Contributions                                      250                 -                -               75                 75
    Depreciation                                    16,802             3,505           10,515                -                  -
    Dues & Subscriptions                             6,286               100              236            4,975              4,975
    Employee Benefit Program                        14,267               243            4,858              363                363
    Insurance                                       18,528             4,455           18,110            3,966              3,966
    Interest                                         7,383                 -            4,599                -                  -
    Meal & Entertainment                            37,972             4,294           20,530            4,990              4,990
    Miscellaneous                                   22,269             1,139            8,326           14,385             14,347
    Office Expense                                   3,974               321            1,430            4,443              4,443
    Office Supplies                                  6,582               479              553            1,583              2,070
    Payroll Tax                                     26,394             3,285           15,214           15,566             15,566
    Professional fees                              159,272            26,460           55,213          123,101            901,795
    Rent & Lease                                    56,087            11,756           34,218           12,248             16,309
    Salaries                                       261,694            42,904          160,357           45,173             45,173
    Stock-Based Employee Compensation              606,250                 -                -                -                  -
    SEC Related Expense                             25,913             1,982            8,810            8,716              8,716
    Taxes                                            8,008               369              369                -                  -
    Telephone                                       26,263             3,356           15,409            4,683              5,017
    Travel                                          54,227               533           29,719           13,811             13,811
                                                                                            -
                  TOTAL EXPENSES               $ 1,957,878        $  122,859       $  448,297       $  263,495       $  1,047,923
                                            ===============     =============    =============   ==============   ================

    NET LOSS - DEFICIT
    ACCUMULATED DURING DEVELOPMENT STAGE       $ (1,945,713)      $ (122,132)      $ (446,152)      $ (260,488)      $ (1,040,894)
                                            ===============     =============    =============   ==============   ================
    Net Loss Per Share                         $     (0.24)       $    (0.02)      $    (0.05)      $    (0.03)      $      (0.13)
                                            ===============     =============    =============   ==============   ================
    Weighted Average Number
     of Common Shares Outstanding                8,094,270         8,094,270        8,904,270        7,818,809          7,818,809
                                            ===============     =============    =============   ==============   ================


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           POTOMAC ENERGY CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     PERIOD FROM INCEPTION
                                                        (APRIL 7, 1997)     THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                              TO                ENDED            ENDED             ENDED
                                                           30-SEP-99          30-SEP-99        30-SEP-99         30-SEP-98
                                                        ----------------    --------------   --------------    --------------
Cash Flows from Operating Activities:
      Net Loss                                            $  (1,945,713)       $ (122,134)      $ (446,152)       (1,040,894)
      Adjustment to Reconcile Net Loss to Net Cash
      Provided (used) by Operations:
        Stock Compensation:
        Compensation Expense                                    606,250                 -                -           407,318
        Consulting Expense:                                      92,159                 -                -                 -
        Depreciation                                             16,802             3,505           10,515                 -
      (Increase) Decrease:
                     Accounts Receivable                         (2,065)                -                -           150,000
      Increase (Decrease):
                     Accounts Payable                           177,547           (80,419)         (22,171)                -
                     Accrued taxes                                1,522            14,453             (989)          (95,505)
      Other Current Liabilities                                  10,000                 -           10,000                 -
      Deposits                                                  120,939           125,000          125,000                 -
                                                        ----------------    --------------   --------------    --------------
              NET CASH USED BY OPERATING ACTIVITIES            (922,559)          (59,145)        (323,797)         (579,081)
                                                        ================    ==============   ==============    ==============

Cash Flows from Investing Activities:
      Exploration of Oil and Gas Properties:                   (286,857)                -          (64,526)          (21,222)
      Exploration of Coal Properties:                           (29,271)           (9,000)          (8,681)                -
        Purchase of Property & Equipment                        (38,424)           (2,931)          (3,312)                -
        Purchase of Investment                                  (37,777)                -                -            (1,121)
        Sale of Investments                                      37,777                 -                -                 -
        Stock Issued During reorganziation                        5,793                 -                -                 -
        Organization Costs                                      (21,222)                -                -                 -
                                                        ----------------    --------------   --------------    --------------
             NET CASH USED BY INVESTING ACTIVITIES             (369,981)          (11,931)         (76,519)          (22,343)
                                                        ================    ==============   ==============    ==============

Cash Flows from Financing Activities:
      Sale of Stock                                           1,620,377           125,000          300,000           625,000
      Paid in Capital                                                 -                 -                -                 -
      Payments on Long-Term Debt:                               (28,725)           (2,542)         (12,098)                -
                                                        ----------------    --------------   --------------    --------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES               1,591,652           137,458          287,902           625,000
                                                        ----------------    --------------   --------------    --------------
NET INCREASE (DECREASE) IN CASH                                 106,374            66,382         (112,414)          244,777
Cash at Beginning of Period                                           -            39,992          218,788           102,782
                                                        ----------------    --------------   --------------    --------------
CASH AT END OF PERIOD                                         $ 106,374         $ 106,374         $106,374          $347,559
                                                        ================    ==============   ==============    ==============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SEPTEMBER 30, 1999

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiary, Potomac Exploration Acquisition Corporation (PEAC), an Oklahoma corporation, and PEAC's wholly-owned subsidiary, Potomac Energy (BVI), Ltd., a British Virgin Islands corporation; and the Company's predecessor, Potomac Energy (Bermuda), Ltd., a Bermuda corporation. The Company's other predecessor, Midwestern-Oklahoma Energy Resources Corporation, an Oklahoma corporation, had no activity prior to the reorganization. Magdalena Energia, LLC, a Texas limited liability company, a wholly owned subsidiary, did not have any recordable transactions during 1998. All material intercompany accounts and transactions have been eliminated.
                                       -6-

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

SEPTEMBER 30, 1999

NOTE C--STOCK OPTIONS

As of the date of this report, the total number of outstanding options is 1,075,000, which is unchanged from June 30, 1999. All Options expire in December 2003, at exercise prices of $.50 to $1.25 per share, with a weighted average exercise price of $1.00 per share. The Company has in reserves an additional 425,000 shares of Common Stock for issuance of stock options, pursuant to the Company's Stock Option Plan.

NOTE D-WARRANTS

Pursuant to its Certificate of Incorporation, the Company authorized up to 50,000,000 shares of Common Stock, $.001 par value. As of the date of this report, the issued and outstanding capital stock of the Company consists of 8,094,270. On April 1, 1999 the Company offered an additional 2,160,000 shares of Common Stock at a purchase price of $2.50 with a Redeemable
Warrant attached to each Common Stock purchased. As of June 30, 1999 70,000 shares have been purchased from this offering and 70,000 warrants were issued. However, in order to be fair to all shareholders who purchased Common Stock through the Company's Private Placement efforts at $2.50 it was deemed Fair and Prudent to retroactively credit Warrants to all purchasers of Common Stock at the $2.50 price. Therefore, 240,000 Warrants were issued by the Company and extended to all shareholders that purchased stock at the $2.50 price. As a result the total Warrants outstanding for the Company as of September 30, 1999 is 310,000.

NOTE E- PREFERRED STOCK

Subsequent to September 30, 1999 but prior to the filing of this report, the Company chose to offer a Preferred Stock for sale on a Private Placement basis. There were 2,000,000 shares of Preferred Stock offered on October 15, 1999 for the purchase price of $1.00. The Preferred Stock carries a conversion ratio to the Company's Common Stock of One Preferred to One and One-Half Common Stock. Details regarding the Preferred Stock Powers and Designation can be found in Item 5. (Exhibits). There have not been any purchases of the Company's Preferred Stock as of the filing of this report. However, on November 23, 1999 the Company exchanged 290,000 shares of Preferred Stock for a 9% Net Revenue interest in Dolphin Industries, Inc. Dolphin Industries owns and operates a Jet Fuel Refinery located in Thomas Oklahoma (See Management Discussion - Plan of Operation - Dolphin Industries
- Thomas Refinery). The 290,000 shares of Preferred Stock the Company issued was provided to William B. Haines of Woodward, Oklahoma in exchange for $290,000 he deposited with Dolphin Industries on behalf of the Company which allowed Dolphin to secure ownership and operational control of the Jet Fuel Refinery in Thomas, Oklahoma.

NOTE F- CORPORATE NOTES

During the Third Quarter of this year the Company issued Corporate
Convertible Notes to Directors, Officers and Key Shareholders of the Company in an effort to acquire capital to meet on going capital needs. At the time of this report, there are a total of twelve corporate notes outstanding totaling $250,000 with annual interest due of $25,000. All of these notes are convertible to the Company's Common Stock at the discretion of the note holder prior to maturity. In the event the Company is unable to repay the note and the note interest, then the note would automatically convert to the Company's Common Stock. The amount of Common Stock received by the note holder would reflect both the principal balance and the interest due. All the notes issued are tied to the Company's Common Stock price based on the closing price the day the note was signed. Therefore, all twelve of the Corporate Notes have different conversion prices ranging from $0.79 to $0.23. All notes were issued with a term of six months with renewable six months extensions with the approval of both the Corporation and the Note Holder. Should the Company be unable to meet the terms of the Notes and/or should the Note Holder choose to convert their notes, then the Company would issue, in total, 605,581 shares of Common Stock. To date, the principal Note holder is Carl W. Swan, Chairman and CEO of the Company. Mr. Swan holds $170,000 worth of Corporate Notes with a conversion basis of 402,522 shares of Common Stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements in this Quarterly Report on form 10-Q concerning the Company's outlook or future economic performance; anticipated profitability, gross billings, commissions and fees, expense or other financial items; and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matter are "forward looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors, which would cause actual results to differ materially from those stated in such statements. Such risks, and uncertainties and factors include, but are not limited to (i) risks associated with acquisitions, (ii) competition, (iii) the Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, (iv) the Company's business experiences seasonality, (v) the loss of services of certain key individuals could have a material adverse effect on the Company's business, financial condition or operating results.

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

       EXPLORATION STRATEGY

       The Company's oil, gas and coal exploration and development operations are currently focused for the majority on its activities in Colombia, South America. The oil and gas exploration and development operations are conducted through the Colombian branch of Potomac Energy (BVI) Ltd., a wholly-owned British Virgin Islands subsidiary corporation ("Potomac (BVI)"). The coal and electrical power exploration and development operations are conducted through Carbones de Guaduas, Ltd. a Colombian corporation which is 100 percent jointly owned by Magdalena Energia, LLC, a wholly-owned Texas subsidiary limited liability company ("Magdalena Energia"), and Grupo Energia, LLC, a Texas subsidiary limited liability company wholly-owned by Arena Power, L.P a Houston based U.S. corporation (Grupo Energia). The dependence on the activities in Columbia is likely to be reflected in both the short-term performance and the Company's long-term financial results. The Company may serve as operator with respect to those properties acquired pursuant to association contracts in which the Company obtains a controlling interest or holds the largest ownership interest; however, it is anticipated that the Company will also participate in the development of properties operated by third parties and in some cases may delegate operations to a third party. The Company also intends to pursue oil, gas and electrical power and other similar opportunities domestically within the United States. The Company's business strategy remains unchanged and includes:

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

         COLOMBIA--OVERVIEW

              The Company's success currently depends for the majority on its drilling and mining exploration activities in Colombia. This dependence is likely to be reflected in both the short-term performance and the Company's long-term financial results.

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

                  Columbia is currently investing in the expansion of its electric generating capacity (currently about 11GigaWatts), with plans to add over four additional GW by the year 2000 and an additional six GW by the year 2010. Investments by the private sector, combined with ongoing privatization of public utilities, will reduce the public ownership share of generating capacity to less than one-third of the total. By the end of 1997, foreign investors owned over 40% of the country's generating capacity, worth about $4 billion. Columbia's plans for the power sector favor investment in thermoelectric generating capacity (primarily natural gas) at the expense of hydroelectricity. Coal-fired capacity (currently about seven percent of the total) will also increase. The diversification of electric generating capacity reflects concern over the impact of droughts on hydroelectric generation, which has periodically forced the country to ration electricity.

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

         Two major physioraphic features dominate the geography of Colombia. To the west lie the Andes Mountains, which, north of the Ecuador border, bifurcate into three ranges, the Western, Central and Eastern Cordillera, extending toward the Caribbean coast. These ranges are separated by the Cauca and Magdalena valleys, respectively. To the east lies the Llanos, a savanna within the bounds of the Orinoco Basin, which extends over the remainder of the country.

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

         Pursuant to an agreement dated February 27, 1997 (the "GHK Agreement"), Potomac (Bermuda) and GHK Company, L.L.C., an Oklahoma limited liability company ("GHK"), agreed to jointly acquire and develop any association contracts related to the Rosablanca Block and the Montecristo Block acquired by Potomac (Bermuda) or GHK. Under the GHK Agreement, the applications to acquire the association contract was assigned to GHK for the purpose of allowing the association contracts on the specified blocks to be acquired by GHK. With respect to any association contract obtained, GHK agreed to assign a 25 percent interest in such association contract to Potomac Energy (BVI) Ltd., a British Virgin Islands wholly-owned subsidiary corporation of the Company ("Potomac (BVI)). GHK is designated as operator under the association contracts obtained. The GHK Agreement further provided that (i) upon issuance of the association contracts, GHK will to pay Potomac (Bermuda) $150,000, (ii) GHK will provide any initial guarantee for the performance of exploratory activity under the association contracts as required by Ecopetrol, (iii) following issuance of each such association contract, Potomac Energy Corporation had three months to (A) qualify Potomac
(BVI) to do business in Colombia, (B) reimburse GHK 25 percent of any initial guarantees required by Ecopetrol, and (C) demonstrate financial capability to pay 25 percent of the costs to perform the first year obligations of the association contract, and (iv) cause Potomac (BVI) to enter into an International Operating Agreement with accounting procedure for each contract area naming GHK's branch company as operator. Pursuant to the Merger, Potomac Acquisition acquired and assumed all obligations of Potomac (Bermuda) under the agreement with GHK. Following execution the GHK Agreement was assigned and transferred by GHK to Seven Seas

Petroleum, Inc. ("Seven Seas") and by Omnipresent Exploration to Potomac
(BVI). As of the date of this Report, Potomac (BVI) is qualified to do business in Colombia. As of September 30, 1999, the Company was in full compliance with the terms of the GHK Agreement.

                  As of December 31, 1998, the Company had completed 10 surface scraping on the Guaduas Block which showed approximately 31 coal seams two to ten meters thick ranging from the surface to a depth of 72 feet. Early analysis of the quality of the coal is estimated at 14,000 BTU, .07 percent sulfur and 5 percent ash. These shows indicated the need for further review and analysis by the Company. As a result, the Company began coring operations to further identify specific coal seams, thickness, and reserves. To date, two core holes have been completed with marginal coal deposits found. As of September 30, 1999 coring operation were suspended due to the Company's limited availability of funds. The Company plans to resume geological review of the areas as soon is possible.

         Pursuant to agreement dated August 8, 1998 (the "Erasmos Agreement"), the Company agreed to acquire from Erasmo Alfredo Almanza Latorre, a Colombian citizen, the Association Contract for Small Carbon Exploration and Exploitation on the Guaduas Block issued to him by Ecocarbon. Under the Erasmos Agreement, the association contract was assigned to PEC. On December 2, 1998, the Company agreed to sell a 50 percent interest in the Association Contract related to the Guaduas Block to Arena Power, L.P., a Houston based U.S. corporation (the "Arena Agreement"). The Arena Agreement provides for the establishment of a Colombian corporation, Carbones de Guaduas, Ltd., of which the Company and Arena will jointly own on an equal basis through their respective wholly owned subsidiaries, Magdalena Energia, LLC and Grupo Energia, LLC. The Company transferred the Guaduas Association Contract to Carbones de Guaduas on January 28, 1999. Carbones de Guaduas is designated as operator under the association contracts. The Arena Agreement further provides that (i) upon establishment of the Colombia corporation, Arena will match the Company's initial developmental costs, (ii) Arena and the Company will then share equally all future developmental costs, and (iii) Arena and the Company will equally provide any initial guarantee for the performance of exploratory activity under the association contracts as required by Ecocarbon. As of the date of this report, the "Erasmos Agreement" is in questions due to the marginal amounts of coal which has been verified by the Company on the Guaduas Block. In addition, the Company does not currently have the financial capability to conduct a full geological review of the entire region which is needed to determine if there are coal deposits in or around the Guaduas Block. At this time, there not been any decisions made as to whether or not to proceed with the exploration of coal on the Guaduas Block. Should the Company elect not proceed with the exploration of Coal on the Guaduas block, then the Erasmos Agreement, and any agreements related to the Guaduas Block specifically with Arena Power or Grupo Energia would be suspended.

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

         PLAN OF DEVELOPMENT

              ROSABLANCA AND MONTECRISTO BLOCKS

              Seven Seas and the Company have established a 24-month plan of exploration and development of the Rosablanca and Montecristo Blocks. Under this plan, established in November of 1997, in addition to the minimum work commitments under the Rosablanca and Montecristo Association Contracts (the cost of which is estimated to be approximately $750,000), Seven Seas and the Company propose to (i) the obtain and process new two-dimensional seismic (75 kilometers on the Montecristo Block and 50 kilometers on the Rosablanca Block) at an estimated cost of $550,000, (ii) identify and drill one exploratory well on the Rosablanca Block at an estimated cost of $500,000,
(iii) drill one horizontal well on the Rosablanca Block at an estimated cost of $1,750,000, (iv) drill three additional horizontal wells on the Rosablanca Block at an estimated cost of $3,750,000, and (v) reenter and deepen an existing well on the Montecristo Block at an estimated cost of $500,000. As of September 30, 1999, Seven Seas had received environmental approval for the shooting of additional two-dimensional seismic (75 kilometers on the Montecristo Block and 50 kilometers on the Rosablanca Block). Currently, this shooting is in process. Additionally, Seven Seas has received the environmental approval to reenter and deepen the existing well on the Montecristo Block, however, no specific time frame for reentering this well has been determined. The timing and undertakings under this development plan as it continues to be achieved will depend upon a number of factors, most of which will not be within the control of the Company, including availability of capital resources of the Company and its joint venture partners, the results of geological and geophysical surveys and analysis, the expected or actual results of each development undertaking or operation which in large part may be affected by the anticipated or current cost of such operations and the prices of crude oil and natural gas, general domestic and international economic conditions within and without the oil and gas industry, and Colombian legal and regulatory compliance. Therefore, there can be no assurance that such plan of exploration and development will be successful or will be completed as anticipated as of the date of this report.

         GUADUAS BLOCK-

         The Company had established a 12-month plan of development of the Guaduas Block. Under this plan, established in December 1998, the Company and Arena Power proposed, in addition to the work commitments outlined in the Association Contract, to (i) drill at least five core holes at an estimated cost of $100,000, (ii) identify, analyze and evaluate based on the core data obtained a preliminary estimate of coal reserves with the assistance of third-party accredited and licensed mining engineering firm at an estimated cost of $25,000, (iii)
begin full mining operations should reserves warrant as the first phase of a three phase mining and electrical power generation project with an estimated cost to be $8,000,000 ($1,000,000 as equity capital by the Company and $7,000,000 as debt financing). As of the date of this report, this plan is temporarily on hold.

         DOLPHIN INDUSTRIES, INC. - THOMAS REFINERY

On August 11, 1999 the Company entered into discussions with Dolphin Industries to pursue ownership of the defunct Barrett Refinery located in Thomas, Oklahoma, approximately 85 miles west of Oklahoma City. The refinery was originally constructed in 1987 and is still in good working condition. The refinery was designed to process 10,000 barrels of crude oil per day. The main products produced by the refinery are jet and diesel fuel. The refinery was closed in late 1996 when the previous owner declared bankruptcy due to an oil spill on the Mississippi from one of the owners other refineries. Since then the refinery has been pickled with diesel fuel and has been maintained by the original plant manager through the bankruptcy trustee.

Two companies, Dolphin Industries and Geo American Services have been working to acquire the Thomas refinery since early 1999. Dolphin is a 100% minority owned business and Geo American Services is a small business. Both of these companies qualify under the U.S. government regulations for preferred pricing contracts, which makes operating the refinery very profitable. Initially, neither Dolphin nor Geo had the necessary capital to purchase the refinery and asked Potomac if we could assist in acquiring the refinery. After reviewing the transaction Potomac agreed to assist Geo and Dolphin. Potomac was able to assist with the negotiations for the refinery and attract a key individual to provide the necessary funds to obtain ownership and operational control of the refinery. Potomac originally negotiated for a 40% net revenue interest in the refinery. Nine (9%) percent would be due at the time of the initial investment of $290,000 by either Potomac or a key investor on behalf of Potomac. Potomac's net interest would increase with the deposit of an additional $500,000 at the time operations began in late November. As of the date of this report, Potomac's opportunity to earn additional interest is still available, however, due to the current inability of the Company to fund its commitment we may not be able to achieve the full 40% net revenue interest originally negotiated.

Dolphin Industries as the designated operator of the refinery has made application for several U.S. Government Jet Fuel contracts. As of the date of this report, Dolphin has not been awarded any contracts, but may in the near future. Dolphin is currently in negotiation with several commercial Jet Fuel and Diesel Fuel buyers for the purchase of Dolphin's products. As of the date of this report, it is unclear as to when, if at all, Dolphin will have any sales or generate a profit from its ongoing operation.

UNCERTAINTY OF FUTURE ESTIMATES OF OIL AND NATURAL GAS RESERVES

         As of the date of this report, the Company does not have any proved oil, gas or coal reserves. However, it is anticipated that through development of the Company's interest in the Middle Magdalena Valley Basin and other properties acquired and developed, the Company will obtain and provide to the shareholders of the Company, through annual reports or other means, estimates of the Company's reserves. Estimates of the Company's proved oil, gas and coal reserves and projected future net revenues will be based on reserve reports prepared by independent engineers. The estimation of reserves requires substantial judgment on the part of the petroleum and mining engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Different reserve engineers may make different estimates of reserve quantities and revenues attributable thereto based on the same data. Estimates of proved undeveloped reserves, which in the future may comprise a substantial portion of the Company's reserves. The accuracy of any reserve estimate depends on the quality of the available data as well as engineering and geological interpretation and judgment. Results of drilling, mining, testing and production and changes in the assumptions regarding decline and production rates, crude oil prices, coal prices, electrical prices, revenues, taxes, capital expenditures, operating expenses, geologic success and quantities of recoverable crude oil may vary substantially from those assumed in the estimates, may result in revisions to such estimates and could materially affect the estimated quantities and related value of reserves set forth herein. The estimates of future net revenues will reflect oil, gas and coal prices as of the date of estimation, without escalation. There can be no assurance, however, that such prices will be realized or that the estimated production volumes will be produced during the periods indicated. Future performance that deviates significantly from the reserve reports could have a material adverse effect on the Company. Therefore, this can be no assurance that such plan of development will be successful or will be completed as anticipated as of the date of this Report.

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

         The Company is a development stage company that during the three month period ending September 30, 1999, did not have any revenue and incurred a net loss of $122,132. There is no assurance that the Company will have revenues from oil, gas or coal sales in the future. The only revenue received by Potomac during the three months ended September 30, 1999 was from Interest income of $166 earned or accrued on cash and cash equivalents and other income of $561. During the three months ended September 30, 1999 Potomac continued to fulfill it's work commitments on the Rosablanca, Montecristo and Guaduas Association Contracts and in connection therewith incurred $39,768 in professional fees and consulting expenses and incurred miscellaneous expenses of $83,091. Other than the activities associated with fulfilling the required work commitments of the Rosablanca, Montecristo, Guaduas Association Contracts and the Thomas Refinery, Potomac did not conduct any operating activities during the three months ending September 30, 1999.

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

         INFLATION AND CHANGES IN PRICES

         Inflation principally affects the costs required to drill, complete and operate oil and gas wells as well as mine coal. In recent years inflation has had a minimal effect on such costs. However, increases and decreases in drilling or mining activities, which generally are linked to crude oil, natural gas and coal price increases and decreases, have resulted in the increase and decrease of exploration, development and exploitation costs on an industry-wide basis.

LIQUIDITY AND CAPITAL RESOURCES

              Potomac has financed its development stage activities through the sale of equity securities and does not have any borrowing facilities or arrangements in place to fund its capital commitments. During the twelve months ended December 31, 1998, net cash used by operating activities totaled $392,020; net cash provided by financing activities totaled $741,036. For the nine months ending September 30, 1999, net cash used by operating activities total $ 323,797; net cash provided by financing activities totaled $137,458. As of September 30, 1999, Potomac had working capital of $ (83,900) compared to working capital of $ 330,036 at September 30, 1998.

              Under the terms of the Rosablanca and Montecristo Association Contracts, the Company has certain minimum work commitments on a joint venture basis with Seven Seas, the Company's share of such costs is estimated to be approximately $750,000. In addition to the minimum work commitments, the Company has established a 24-month plan of development of the Rosablanca and Montecristo Blocks at an estimated cost of $3,496,984. The Company has currently suspended the work commitments under the Guaduas Association Contract and therefore has suspended any further financial commitments. However, should the Company choose to pursue this venture it is anticipated that the original work commitments would then apply certain minimum work commitments on a joint venture basis with Arena Power are estimated to be approximately $387,500. Although the Company currently has no commitments to provide additional capital to

Dolphin Industries for the operation of the refinery located at Thomas Oklahoma, the Company would like to increase its ownership percentage by its original agreement if possible in the future. Should the Company choose to further pursue this venture, the Company would be required to commit up to an additional $500,000 to Dolphin Industries. The Company anticipates that the costs of development of the Rosablanca, Montecristo and if desired, the Guaduas Blocks and the refinery at Thomas Oklahoma, will be funded with proceeds from the sale of equity and debt securities and, although unlikely, borrowings. There is no assurance that such funding will be available or on terms acceptable to the Company, in which event the Company may forfeit its interests in the Blocks.

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

         OUTSTANDING COMMON STOCK

         Pursuant to its Certificate of Incorporation, the Company authorized up to 50,000,000 shares of Common Stock, $.001 par value. As of the date of this report, the issued and outstanding capital stock of the Company consists of 8,094,270.

         OUTSTANDING WARRANTS

         On April 1, 1999 the Company offered an additional 2,160,000 shares of Common Stock and Redeemable Warrants. As of September 30, 1999 310,000 warrants were outstanding.

         OUTSTANDING STOCK OPTIONS

         On October 15, 1999 the Company offered 2,000,000 shares of Preferred Stock. As of the date of this report, there are 290,000 shares of Preferred Stock outstanding. Additionally, pursuant to previously mentioned Stock Option Plans, the Company currently has 1,075,000 Common Stock Options outstanding as of the date of this report.

         OUTSTANDING CORPORATE NOTES

         At the time of this report, there are a total of twelve corporate notes outstanding totaling $250,000 with annual interest due of $25,000. All of these notes are convertible to the Company's Common Stock either at the discretion of the note holder or at maturity should the Company be unable to repay the note and the note interest. Should the Company be unable to meet the terms of the Notes and/or should the Note Holder choose to convert their notes, then the Company would issue, in total, 605,581 shares of Common Stock.

TRANSFER AGENT

     UMB Bank, NA serves as transfer agent and registrar of the Common Stock of the Company and serves as Warrant Agent for the Warrants. The address of UMB Bank, NA is 928 Grand Boulevard, Kansas City, Missouri 64106, and its mailing address is Post Office Box 410064, Kansas City, Kansas 64141-0064.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 4.  OTHER INFORMATION

         CHANGES IN BOARD OF DIRECTORS

         Subsequent to the September 30, 1999, but prior to the filing of this report the Company had two changes to the Board of Directors. On November 19,1999 Mr. Paul Meadows, the Company's Chairman, passed away in Denver Colorado. As a result, Mr. Carl W. Swan, the Company's Chief Executive Officer, assumed temporary Chairman duties until the Board could elect a new Chairman. Additionally, on November 23, 1999 the Board nominated Mr. Alvaro Cayzedo Lopez, an Advisor to the Board, to be a full Director and Board member. Mr. Cayzedo accepted his positions as a Director and Board Member effective December 1, 1999.

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS:

Following is the complete Powers and Rights Designation of Preferred Stock approved by the Board of Directors of the Company and subsequently offered by the Company on a Private Placement basis on October 1, 1999.

    CERTIFICATE OF THE POWERS DESIGNATION, RIGHTS AND PREFERENCES RESOLUTION
                                     FOR THE
                      SERIES A CONVERTIBLE PREFERRED STOCK
                                       OF
                           POTOMAC ENERGY CORPORATION

         Potomac Energy Corporation (the "Corporation"), a corporation organized and existing under and by virtue of the General Business Corporation Law of the State of Oklahoma.

         DOES HEREBY CERTIFY THAT:

Pursuant to authority vested in the Board of Directors pursuant to Article IV4(c) and (d) of the Articles of Incorporation, the Board of Directors of the Corporation, pursuant to a Record and Memorandum of Action, dated October 1, 1999, duly adopted the certain resolutions creating a series of Preferred Stock, $.001 par value per share, designated as "Series A Convertible Preferred Stock," as follows:

                  RESOLVED, that pursuant to the authority expressly granted to the Board of Directors of the Corporation pursuant to Article IV4(c) and (d) of the Certificate of Incorporation of the Corporation, the Board of Directors hereby (I) creates a series of Preferred Stock, par value $.001 per share, of the Corporation, to consist of 20,000,000 shares, (ii) reserves for issuance the number of shares of the Corporations common stock, $.001 par value (the "Common Stock") issuable upon conversion of such Preferred Stock as hereinafter set forth, and (iii) fixes and determines the powers, preferences and rights of the shares of such series and the qualifications, limitations or restrictions thereof in addition to those relating to all series of Preferred Stock as set forth in Section 4 of the Certificate of Incorporation of the Corporation, as follows:

         (a) DESIGNATION OF SERIES AND NUMBER OF SHARES. There shall be a series of the Preferred Stock, par value $.001 per share, of the Corporation which shall consist of 10,000,000 shares having a stated value of $1.00 per share (the "Stated Value"), and shall be designated as the "Series A Convertible Preferred Stock" (hereinafter referred to as this "Series").

         (b) DIVIDENDS. No Dividends will be paid out of the surplus or net profits of the Corporation legally available for dividends, the holder of this Series will not be entitled to receive any dividends unless as declared or paid upon or set apart for, or any other distributions shall be ordered or made in respect of, or any payment shall be made on account of the purchase of, the Common Stock of the Corporation on the same basis that the Common Stock of the Corporation, at the rate of three shares of Common Stock for each share of this Series.

         (c) VOTING RIGHTS. The holders of shares of this Series, as a class, shall be entitled to 30,000,000 votes in the aggregate or 1.5 votes per share held by them, on any matter which is brought before the holders of Common Stock of the Corporation; provided, however, so long as any shares of this Series shall be outstanding, the Corporation shall not, without the affirmative vote or written consent of the holders of two-thirds of the number of shares of this Series at the time outstanding, alter or change the powers, preferences or rights given to the shares of this Series by the Certificate of Incorporation of the Corporation or by this Certificate so as to affect the shares of this Series adversely. The person or persons entitled to vote the shares of this Series shall be treated for all purposes as the record holder or holders of such shares on the record date established for such shareholder vote.

         (d) CONVERSION RIGHTS. The holders of shares of this Series shall have the right, at their option exercisable in whole and not in part, to convert the shares of this Series into 30,000,000 shares of Common Stock, in the aggregate, or 1.5 shares of Common Stock per share of this Series at any time on and subject to the following terms and conditions:

                           (i) The shares of this Series shall be convertible at
                  the office of the Corporation or at the office of any transfer agent for this Series, and at such other office or offices, if any, as the Board of Directors may designate, into fully paid and non-assessable shares of Common Stock of the Corporation.

         (ii) In order to convert the shares of this Series into Common Stock, the holders of this Series shall surrender at any office hereinabove mentioned the certificate or certificates therefor, duly endorsed in blank or accompanied by proper instruments of assignment and transfer thereof duly endorsed in blank, together with any payment required by this paragraph (ii) and transfer tax stamps or funds therefor, is required pursuant to paragraph
(vii) below, and give written notice to the Corporation at said office that the holders elect to convert the shares of this Series.

                           Shares of this Series shall be deemed to have been
                  converted immediately prior to the close of business on the day of the surrender of the shares for conversion in accordance with the foregoing provisions, and the person or persons entitled to receive the Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such Common Stock at such time; provided, however, that any such surrender on any date when the stock transfer books of the Corporation shall be closed shall constitute the person or persons in whose name or names the certificates for such shares of Common stock are to be issued as the record holder or holders thereof for all purposes immediately prior to the close of business on the next succeeding day on which such stock transfer books are opened and such conversion shall be at the conversion ratio in effect at such time on such succeeding day. As promptly as practicable after the conversion date, the Corporation shall issue and shall deliver at said office a certificate or certificates for the number of shares of Common Stock issuable upon such conversion to the person or persons entitled to receive same.

                           (iii) No fractional shares of Common Stock shall be
                  issued upon conversion of shares of this

                  Series and any fractional shares shall be rounded to the nearest full share.

                           (iv) The number of shares of Common Stock to be
                  issued upon conversion of shares of this Series shall be adjusted from time to time as follows:

                                    (A) In case the Corporation shall (I)
                           subdivide its outstanding shares of Common Stock,
                           (II) combine its outstanding shares of Common Stock into a smaller number of shares, or (III) issue any shares by reclassification of its shares of Common Stock, in such case the number of shares of Common Stock to be issued upon conversion of shares of this Series at the time of the effective date of such subdivision, combination or reclassification shall be adjusted, effective at the opening of business on the business day next following such record date or effective date so that the holder of any shares of this Series surrendered for conversion after such record date or effective date shall be entitled to receive the number of shares of capital stock of the Corporation which he would have owned or been entitled to receive had such shares of this Series been converted immediately prior to such time. If, as a result of an adjustment made pursuant to this clause if the holder thereafter surrendered for conversion shall become entitled to receive shares of two or more classes of capital stock of the Corporation, the Board of Directors (whose determination shall be conclusive) shall determine the allocations of the adjusted conversion ratio between or among shares of such classes of capital stock.

                                    (B) In any case in which this paragraph (iv)
                           shall require that an adjustment as a result of any event become effective at the opening of business on the business day next following a record date, the Corporation may elect to defer, until after the occurrence of such event, issuing to the holder of any shares of this Series converted after such record date and before the occurrence of such event the additional shares of Common Stock issuable upon such conversion and, in lieu of the shares the issuance of which is so deferred, the corporation shall issue or cause its transfer agent to issue due bills or other appropriate evidence of the right to reserve such shares should such an event occur.

         (v) In the event (A) the Corporation shall declare a dividend or any other distribution on its Common Stock payable otherwise than in cash out of its retained earnings, (B) the Corporation shall authorize the granting to the holders of its Common Stock of rights to subscribe for or purchase any shares of capital stock of any class or of any other rights, (C) of any reclassification of the capital stock (other than a subdivision or combination of its outstanding shares of Common Stock), or of any consolidation or merger to which the Corporation is a party and for which approval of any shareholders of the Corporation is required, or of the sale or transfer of all or substantially all of the assets of the Corporation, or
(D) of the voluntary or involuntary dissolution, liquidation or winding up of the Corporation, then in such event the Corporation shall cause to be mailed to the transfer agent for this Series, in the event the Corporation is not acting as its transfer agent for this Series, and to the holders of record of the outstanding shares of this Series, at least 20 days (or 10 days in any case specified in (A) or (B) above) prior to the applicable record date thereinafter specified, a notice stating (I) the date on which a record is to be taken for the propose of such dividend, distribution or rights, or, if a record is not to be taken, the date as of which the holders of Common Stock of record to be entitled to such dividend, distribution or rights are to be determined, or (II) the date on which such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation or winding up is expected to become effective, and the date as of which it is expected that holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reclassification, consolidation, merger, sale, transfer, dissolution, liquidation, or winding up.

                           (vi) The Corporation shall at all times reserve and
                  keep available, free from preemptive rights, out of its authorized but unissued Common Stock, for the purpose of effecting the conversion of the shares of this Series, the full number of shares of Common Stock then deliverable upon the conversion of all shares of this Series then outstanding, provided that nothing contained herein shall be construed to preclude the Corporation from satisfying its obligations in respect of the conversion of the shares of this Series by delivery of this Series by delivery of purchased shares of Common Stock which are held in the treasury of the Corporation.

                           (vii) The Corporation shall pay any and all taxes
                  that may be payable in respect to the issuance or delivery of shares of Common Stock on conversion of shares of this Series pursuant hereto. The Corporation shall not, however, be required to pay any tax which may be payable in respect to any transfer involved in the issuance and delivery of shares of Common Stock in a name other than that in which the shares of this Series so converted were registered, and no such issue or delivery shall be made unless and until the person requesting such issue shall have paid to the Corporation the amount of any such tax or shall have established, to the satisfaction of the Corporation, that such tax shall have been paid.

                           (viii) For the purpose of this Section (f), the term
                  "Common Stock" shall include any stock of any class of the Corporation which has no preference in respect of dividends or of amounts in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and which is not subject to redemption by the Corporation. However, except as otherwise provided in paragraph (ix), shares issuable on conversion of shares of this Series shall include only shares of the class designated as Common Stock of the Corporation as of the original date of issue of this Series or shares of any class or classes resulting from any reclassification or reclassifications thereof and which have no preference in respect of dividends or of amount payable in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation and which are not subject to redemption by the Corporation, provided that if at any time there shall be more than one such resulting class, the shares of each such class then so issuable shall be substantially in the proportion which the total number of shares of such class resulting from all such reclassifications bears to the total number of shares of all such classes resulting from all such reclassifications.

                           (ix) If either of the following shall occur, namely:
                  (A) any consolidation or merger to which the Corporation is a party, other than a consolidation or merger in which consolidation or merger the Corporation is a continuing corporation and which does not result in any reclassification of or change (other than a change in par value or from par value to no par value or from no par value to par value, or as a result of a subdivision or combination) in, outstanding shares of Common Stock, or (B) any sale or conveyance to another corporation of the property, of the Corporation as an entirety or substantially as an entirety; then the holder of each share of this Series then outstanding shall have the right to convert such share only into the kind and amount of shares of stock or other securities and property receivable upon such consolidation, merger, sale or conveyance subject to adjustments which shall be nearly equivalent as may be practicable to the adjustments provided for in paragraph (iv) above. The provisions of this paragraph (ix) shall similarly apply to successive consolidations, mergers, sales or conveyances.

                           (x) Any shares of this Series which shall at any time
                  have been converted into shares of Common Stock shall, after such conversion, have the status of authorized but unissued shares of

                  Preferred Stock, without designation as a series until such shares are once more designated as part of a particular series by the Board of Directors.

                  (e) LIQUIDATION RIGHTS.

                           (i) Upon the liquidation, dissolution or winding up of the Corporation, the holders of the shares of this Series shall be entitled to receive out of the assets of the Corporation available for distribution to its shareholders, before any payment or distribution shall be on the Common Stock or any other capital stock of the Corporation, the amount of $1.00 per share, plus $0.20 liquidation preference for a total of one hundred and twenty percent of the original purchase price plus a sum equal to all, if any whereso issued declared dividends on such shares to the date of final distribution.

                  (ii) This Series shall be preferred over the Common Stock and any other capital stock of the Corporation as to assets in the event of any liquidation, dissolution or winding up of the Corporation, and in that event the holders of the Series shall be entitled to receive, out of the assets of the Corporation available for distribution to its shareholders, an amount determined as provided in this Certificate for every share of their holdings of the shares of this Series before any distribution of the assets shall be made to the holders of the Common Stock and any other capital stock of the Corporation; and, if in the event of any such liquidation, dissolution or winding up the holders of this Series shall have received all amounts to which they shall be entitled as aforesaid, the holders of the Common Stock and other capital stock of the Corporation shall be entitled, to the exclusion of the holders of the shares of this Series, to share ratably in all of the assets of the corporation available for distribution to the shareholders then remaining according to the number of shares of the Common Stock and other capital stock of the Corporation held by them respectively and in accordance with the rights of the holders of the Common Stock and such capital stock. If upon any liquidation, dissolution or winding up of the Corporation the amounts payable on or with respect to the shares of this Series are not paid in full, the holders of the shares of this Series shall share ratably in any distribution of assets according to the respective amount which would be payable in respect of the shares of this Series held by them upon such distribution if all amounts payable on or with respect to the shares of this Series were paid in full.

                  (iii) Neither the sale, lease or exchange (for cash, shares of stock, securities or other consideration) of all or substantially all the property and assets of the Corporation nor the merger or consolidation of the Corporation into or with any other corporation or the merger or consolidation of any other corporation into or with the Corporation shall be deemed to be a liquidation, dissolution or winding up of the Corporation for the purposes of this Section (e).

         (f) ELECTION OF BOARD MEMBER. At all times that the shares of this Series are outstanding, the holders of the shares of this Series, by majority vote, shall have the right to designate three members of the Board of Directors and the number of the members of the Board of Directors shall be increased by that number designated.

         (g) RESTRICTIONS ON ISSUANCE OF COMMON STOCK. At all times that the shares of this Series are outstanding, the Corporation shall not issue any new Common Stock without the written consent by a majority of the holders of the shares of this Series, unless the consideration received by the Corporation for issuance of such Common Stock, on a per share basis, is not less than the conversion price per share of the shares of this Series into Common Stock which shall initially be $0.66 per share, subject to any adjustment specified in clause (iv) of Section (d) above.

         IN WITNESS WHEREOF, Potomac Energy Corporation has caused its corporate seal to be hereunto affixed and this certificate to be signed by its CEO and attested by its Secretary this 1st day of October, 1999.

                                        POTOMAC ENERGY CORPORATION

                                        BY: /s/ Carl W. Swan
                                        --------------------------------
                                                Carl W. Swan, CEO

ATTEST:

/s/ James E. Frazier
--------------------------------
James E. Frazier, Secretary









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

                                    POTOMAC ENERGY CORPORATION
                                    (Formerly Midwestern Resources, Inc.)
                                           (Registrant)



                                    By: /s/ JAMES E. FRAZIER
                                    ---------------------------------------
                                    James E. Frazier, Chief Financial Officer

Date: February 17, 2000

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

                                    POTOMAC ENERGY CORPORATION
                                    (Formerly Midwestern Resources, Inc.)
                                           (Registrant)



                                    By: /s/ JAMES E. FRAZIER
                                    ---------------------------------------
                                    James E. Frazier, Chief Financial Officer

Date: February 17, 2000