Form 10KSB
period 1999-12-31
POTOMAC ENERGY CORP
filed 2000-06-26
CIK 316643

-------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

/ /      Transition report under section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______to _______. COMMISSION FILE NUMBER: 0-9474


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


Securities to be registered under Section 12(g) of the Act:
           COMMON STOCK, $.01 PAR VALUE
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year was $1173.

The aggregate market value of Registrants Common Stock held by non-affiliates based upon the closing bid price ($1.75 per share) as of June 20, 2000, was $738,686. The number of outstanding shares of Registrant's Common Stock as of June 20, 2000, was 18,641,644. This number reflects stock issued as a result of events subsequent to fiscal year end. See Item 1.- Description of Business "-Recent Events".

                    TRANSITIONAL SMALL BUSINESS DISCLOSURE
                              FORMAT (CHECK ONE):
                               Yes      No  X
                                   ---     ---
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
Part I
Item 1.   Description of Business................................................................................2
Item 2.   Description of Property...............................................................................10
Item 3.   Legal Proceedings.....................................................................................15
Item 4.   Submission of Matters to a Vote of Security Holders...................................................15

Part II
Item 5.   Market for Common Equity and Related Stockholders Matters.............................................15
Item 6.   Management's Discussion and Analysis or Plan of Operation.............................................16
Item 7.   Financial Statements..................................................................................19
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................19

Part III
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
           with Section 16(a) of the Exchange Act...............................................................19
Item 10.  Executive Compensation................................................................................21
Item 11.  Security Ownership of Certain Beneficial Owners and Management........................................24
Item 12.  Certain Relationships and Related Transactions........................................................25
Item 13.  Exhibits and Reports on Form 8-K......................................................................26
          (a)  Report on Form 8-K...............................................................................26
          (b)  Exhibits.........................................................................................26
Item 14.  Consolidated Financial Statements.....................................................................28


-------------------------------------------------------------------------------
          CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING INFORMATION

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         RECENT EVENTS

         Effective May 19, 2000, Potomac Energy Corporation (the "Company") acquired Butte Coal, Inc., a Utah corporation ("BCI"), by merging with the Company's wholly-owned subsidiary, Potomac Energy Acquisition Corporation (the "Merger-Acquisition"). The Merger-Acquisition was completed in accordance with the Agreement and Plan of Merger dated March 31, 2000 (the "Merger Agreement"), which amended and restated the Agreement and Plan of Merger dated March 17, 2000.

         In accordance with the terms of the Merger Agreement, the Company converted its outstanding (i) stock options exercisable for the purchase of 1,175,000 shares of common stock, (ii) common stock purchase warrants exercisable for the purchase of 320,000 shares of common stock and (iii) certain corporate notes into shares of common stock. The stock options and warrants were converted at a 50% discount and resulted in the issuance of 587,500 and 160,000 shares of common stock, respectively. The convertible corporate notes were converted according to the terms of the notes, which resulted in the issuance of 605,581 shares of common stock. These conversions increased overall total outstanding common stock from 8,094,270 to 9,447,351 shares. Additionally, the Company reverse split its outstanding common stock on a 5 to 1 basis. With the reverse split all fractional shares were rounded up to the nearest whole share and resulted in the issuance of 400 additional shares.
These actions reduced the total outstanding common stock from 9,447,351 to 1,889,870.

         Pursuant to the Merger Agreement, the Company issued and delivered 16,751,774 shares of common stock to the shareholders of BCI, which resulted in the shareholders of BCI holding voting control of the Company. The shares of common stock to be issued in connection with the Merger-Acquisition will be issued without registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, and applicable state securities acts. The total outstanding common stock after giving effect to the Merger was 18,641,644. The Company and BCI are both development stage enterprises. The Merger-Acquisition was accounted for as a reverse acquisition resulting in the Company being acquired by BCI under the purchase method of accounting.

         As a result of Merger Acquisition, the officers and directors of BCI, Winfield Moon, Sr., President and Chief Executive Officer and Fred W. Young, Secretary and Treasurer, became officers and directors of the Company. SunStar Holdings, Inc. ("SunStar"), the controlling shareholder of BCI, became the single largest and controlling shareholder of the Company. As a controlling shareholder, SunStar exercised its right to appoint new directors to the Company and the previous officers and directors resigned, including Carl W. Swan, the Chief Executive Officer and James Frazier, the Chief Financial Officer. Subsequently, Carl W. Swan was asked to become Chairman of the Board of the Company and upon his acceptance was reinstated as the Company's Chairman. Fred W. Young was appointed as President and Chief Executive Officer of the Company and Winfield Moon, Sr. resigned as both an officer and director of BCI and an officer of the Company.
-------------------------------------------------------------------------------

         BCI is the owner of certain undeveloped coal leases located in Garfield County, Utah (the "Butte Properties"). The coal leases cover 3,692.68 acres and have an estimated 71,736,000 tons of 12,480 BTU in ground coal reserves based on independent third party reports dated March 11, 2000. These reports were based on the purchase agreement between BCI and World Link Capital LLC dated September 19, 1999. The purchase agreement with World Link Capital LLC provided for a purchase price of $200,000,000. As of the date of the reports, this purchase agreement had expired without performance by its own terms and World Link Capital LLC did not have any continuing obligations under the purchase agreement. BCI continues to negotiate purchase terms with World Link Capital LLC. BCI's Chief Executive Officer, Winfield Moon, Sr. believes positively that purchase terms will be agreed upon with World Link Capital LLC. The value of the coal reserves as supported by independent third party reports and the possible income which would result from the sale of the coal reserves are the two main factors the Company and its Board of Directors relied on in agreeing to the Merger-Acquisition of BCI.

         As a result of the Merger-Acquisition and the change of voting and management control of the Company, the Company's oil, gas, coal and power generation assets (substantially all of the assets of the Company) are held for sale. As mentioned, the Company, through its subsidiary BCI, intends to sell its coal properties to foreign markets which are in need of the relatively high BTU coal reserves to meet current clean air standards. In addition, the Company intends to divest its other energy based assets including its 25% working interest in the Rosablanca and Montecristo Association Contracts with Seven Seas Petroleum, Inc., (AMEX: SEV) as well as its net 9% ownership of Dolphin Industries, Inc. which owns the Thomas jet and diesel fuel refinery. To this end, the Company has entered into a Stock and Asset Exchange Agreement with Energas Resources, Inc., an Oklahoma based Canadian Public company. In exchange for the Company's interests in the Rosablanca and Montecristo Association Contracts and Dolphin Industries, Inc., this agreement provides for the issuance of 1,900,000 shares of restricted Energas Resources, Inc. common stock and common stock purchase warrants exercisable for the purchase of 2,000,000 shares of Energas Resources common stock for $1.50 per share during the initial year of the warrants and for $1.72 per share during the second year of the warrants.

         From the sale of its assets, the Company intends to invest the sale proceeds in emerging growth companies that will ultimately benefit all shareholders. There is no assurance that the Company will be able to sell its assets or to invest in emerging growth companies or, if successful, generate any revenue from the investment in such companies.

          As a result of the Merger-Acquisition, the Company's principal offices will be relocated as of July 1, 2000 to 3168 Bel Air Drive, Las Vegas, Nevada 89109 and the telephone number is 702-792-9112.

BACKGROUND

         Potomac Energy Corporation ("PEC" or the "Company") (formerly Midwestern Resources, Inc.) was formed in 1980 under the laws of the State of Oklahoma, became inactive and its corporate charter was suspended in 1983. In March 1998, the Company was reincorporated under the name "Midwestern-Oklahoma Energy Resources Corporation." Effective June 17, 1998, Potomac Energy (Bermuda) Ltd., a Bermuda corporation ("Potomac (Bermuda)"), merged with and into Potomac Exploration Acquisition Corporation, a wholly-owned subsidiary of the Company ("Potomac Acquisition"), pursuant to a Plan of Reorganization and Agreement of Merger dated June 12, 1998 (the "Merger"). As a condition of the Merger, on June 17, 1998, the outstanding Common Stock of the Company was reverse split on the basis of one share for each 41.40846 outstanding shares, which resulted in 578,261 shares of Common Stock being outstanding immediately prior to the Merger (the "Reverse Stock Split"). In consummation of the Merger, the Company issued 7,050,000 shares of its Common Stock to the former shareholders of Potomac (Bermuda) and the Company's name was changed to "Potomac Energy Corporation." The Merger was accounted for as a reverse acquisition of the Company by Potomac (Bermuda). Potomac (Bermuda) was formed on April 7, 1997. Immediately prior to the Merger, the Company did not have any assets or liabilities.

         All references to the "Company" includes Potomac Energy Corporation and its subsidiaries, unless the context indicates otherwise.

         The Company is a development stage company. Prior to the Merger-Acquisition the Company's operations focused on the exploration and development of oil, gas and coal properties outside of North America. The Company, through its subsidiaries, owns interests in prospective areas located in Colombia, South America, which are in the initial stages of exploration and development. Prior to the Merger, Potomac (Bermuda) had not conducted any operations other than the acquisition of the interests in the Rosablanca Association Contract and the Montecristo Association Contract for exploration and development of the Rosablanca and Montecristo Blocks within the Middle Magdalena Valley Basin, Colombia, South America. The Rosablanca and Montecristo Blocks are in the initial stages of exploration. In May 1998, the Company acquired an interest in the Guaduas Association Contract for the exploration, development and mining of coal. Subsequent to the fiscal year end the Company has discontinued exploration of this property and released the Guaduas Association Contract. See Item 2. Description of Property "--Middle Magdalena Valley Basin" and "--Rosablanca and Montecristo Association Contracts" and
"--Guaduas Association contracts." In August 1999, the Company entered into agreements to acquire 9% ownership of Dolphin Industries, Inc., ("Dolphin") a private Oklahoma corporation. Dolphin owns the Thomas Oil Refinery, a 10,000-barrel per day jet fuel refinery plant located in Thomas, Oklahoma. This 9% ownership interest was finalized on November 19, 1999. See Item 2. Description of Property " -- Thomas Refinery" and "--Dolphin Contracts." The Company has developed a twelve-month Plan of Operation - See Part II. Item 6. Management's Discussion and Plan of Operation, to dispose of its assets describe herein. The Company has identified and entered into an Agreement with an Oklahoma based Canadian public company to sell its Colombian Assets and its interest in Dolphin Industries, Inc. Additionally, the Company had entered into negotiations sell its coal reserves in Utah. This negotiation is still ongoing. There can be no assurance that these transactions will close as all are subject to certain due diligence by the prospective acquiring party, Board, and where required shareholder approval, by both the Company and the prospective acquiring party, as well as regulatory approval where applicable. Should these negotiations to dispose of the Company's assets fail, the Company will be forced to find other interested parties and or modify its Plan of Operation and Company Direction.

Exploration Strategy

         As previously mentioned, the Company intends to sell its energy-related assets. However, should the Company be unable to sell its assets as desired, then it is anticipated that the Company will continue to fulfill its current obligations with respect to its energy-related assets and continue to pursue its exploration strategy. The Company's oil, gas and coal exploration and development operations are currently focused mainly on its activities in Colombia, South America. The oil and gas exploration and development operations are conducted through the Colombian branch of Potomac Energy (BVI) Ltd., a wholly-owned British Virgin Islands subsidiary corporation ("Potomac (BVI)"). The coal and electrical power exploration and development operations are conducted through Carbones de Guaduas, Ltd. a Colombian corporation which is 100% jointly owned by Magdalena Energia, LLC, a wholly-owned Texas subsidiary limited liability company ("Magdalena Energia"), and Grupo Energia, LLC, a Texas subsidiary limited liability company wholly-owned by Arena Power, L.P. a Houston based U.S. corporation (Grupo Energia). The dependence on the activities in Colombia is likely to be reflected in both the short-term performance and the Company's long-term financial results. The Company may serve as operator with respect to those properties acquired pursuant to association contracts in which the Company obtains a controlling interest or holds the largest ownership interest; however, it is anticipated that the Company will also participate in the development of properties operated by third parties and in some cases may delegate operations to a third party. Should the Company continue to pursue oil, gas and electrical power opportunities both internationally and domestically within the United States the following business strategies would include:

- Establishing production, cash flow and reserve value by exploring for and developing and purchasing producing oil and gas properties, both in South America and within the United States;

- Building the Company's base of operations by initially concentrating its development activities within Colombia and within the United States;

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

         The Company has expended and may continue to expend significant amounts of capital on the acquisition and exploration of its oil, gas and coal interests. Even if the results of such activities are favorable, subsequent drilling and mining at significant costs must be conducted on a property to determine if commercial development of the property is feasible. Oil and gas drilling, as well as coal mining, may involve unprofitable efforts, not only from dry holes but from wells and mines that are productive but do not produce sufficient revenues to return a profit after operating and other costs. It is difficult to project the costs of implementing an exploratory drilling and mining program due to the inherent uncertainties of drilling and mining in unknown formations, the costs associated with encountering various conditions, such as high-pressured zones and tools lost in the hole, and changes in drilling and mining plans and locations as a result of prior exploratory wells, mines or additional seismic data and interpretations thereof. The marketability of oil, gas and coal which may be acquired or discovered by the Company will be affected by the quality of the production and by numerous factors beyond its control, including market fluctuations, the proximity and capacity of oil and gas pipelines and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, importing and exporting of oil and gas and environmental protection. There can be no assurance the Company will be able to discover, develop and produce sufficient reserves in Colombia or elsewhere to recover the costs and expenses incurred in connection with the acquisition, exploration and development thereof and achieve profitability.

Foreign Assets

         One of the Company's principal assets is a 25% interest in the Association Contracts that relate to the Rosablanca and Montecristo Blocks located in the Middle Magdalena Valley Basin three miles Northwest of Bogota, Colombia, South America (the "Rosablanca and Montecristo Association Contracts"). Since acquisition, a well has not been drilled by the Company on either of the Rosablanca and Montecristo Blocks. The Rosablanca and Montecristo Association Contracts were issued by Empresa Colombiana de Petroleos ("Ecopetrol"), the state-owned Colombian oil company, in November 1997, and provide generally for a six-year exploration phase followed by a 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required commencing at the end of the sixth year of the Rosablanca and Montecristo Association Contracts. The Rosablanca and Montecristo Association Contracts entitle the Company to engage in exploration, development and production activities on approximately 695,000 acres (173,750 net acres) located in the Middle Magdalena Valley Basin, before any relinquishment to Ecopetrol.

         The second significant asset of the Company was a 50% interest in the Guaduas Association Contract. The Guaduas Association Contract entitles the Company and its partner to engage in exploration, development and production activities on approximately 6,000 acres (3,000 net acres) located in the Middle Magdalena Valley Basin, before any relinquishment to Eco-Carbon. During the current year, the Company terminated exploration activities on the Guaduas Block and released all its acreage to Eco-Carbon. The Company continues to feel that there are sufficient coal reserves in the Guaduas area, however, more extensive surface geology must be undertaken before conducting any additional drilling operations. See Item 2. Description of Property "--Guaduas Association Contract."

         Colombia is the fourth largest country in South America, with a total land area of more than 1,038,700 square kilometers, with a population of 35.9 million people (1993 census). The official language is Spanish and the official currency is the Colombian peso. Colombia has a democratic form of government. While Colombia experiences insurgency and national political protests, the Colombian economy has been among the best performers in Latin America during the past 20 years. According to publicly available information, Colombia's Gross Domestic Product ("GDP") has grown by an average of four % annually in the last 10 years, approximately twice the average for Latin America. Colombia is the only country in South America that did not have a single year of negative GDP or declining per capita income growth in the 1980s and the 1990s. Colombia recently introduced legislation to attract foreign investment in energy projects. The measures include the exemption of new oil operations from the $1 per barrel tax that was levied in 1992 to finance protection of oil operations.

         According to publicly available information, the United States is Colombia's largest trading partner, accounting for more than 43% of that country's total imports and 38% of its total exports. The United States is also the top provider of eight of Colombia's 15 largest imports. United State oil companies now account for 11 of the 18 largest foreign oil concerns operating in Colombia. Colombia is Latin America's third leading crude exporter to the United States, after Venezuela and Mexico. Colombia is also Latin America's leading coal exporter to the United States and Europe.

         Colombia is the only country in South America that has seaports on both the Pacific and Atlantic Oceans, which provide access to major oil markets. There are three main crude oil export pipelines leading to the port of Covenas in Colombia. The pipeline from Cano Limon has a maximum capacity of 200,000 barrels of oil per day ("BOPD"), and two pipelines from Vasconia with 300,000 and 500,000 BOPD capacities. In 1997, Colombia exported over 30 million short tons of coal and expects to double coal production to at least 60 million short tons by 2005.

         Colombia is currently investing in the expansion of its electric generating capacity (currently about 11GigaWatts), with plans to add over four additional GW by this year and an additional six GW by the year 2010. Investments by the private sector, combined with ongoing privatization of public utilities, will reduce the public ownership share of generating capacity to less than one-third of the total. By the end of 1997, foreign investors owned over 40% of the country's generating capacity, worth about $4 billion. Columbia's plans for the power sector favor investment in thermoelectric generating capacity (primarily natural gas) at the expense of hydroelectricity. Coal-fired capacity (currently about 7% of the total) will also increase. The diversification of electric generating capacity reflects concern over the impact of droughts on hydroelectric generation, which has periodically forced the country to ration electricity.

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

Risks Inherent in Foreign Operations

         There are risks inherent in the fact that the Company has acquired interests in oil, gas and coal properties located outside of North America in some cases in countries which may be considered politically and economically unstable and furthermore, these risks may continue should the Company retain its energy assets located outside North America.

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

Domestic -- Assets

         The Company's domestic properties currently include the Thomas Refinery operated by Dolphin Industries and, subsequent to the fiscal year, its interest in the coal leases owned by Butte Coal, Inc.

         The Company owns 9% of Dolphin Industries, Inc.("Dolphin"), an Oklahoma corporation. Dolphin owns and operates the Thomas Refinery located in Thomas, Oklahoma approximately 85 miles west of Oklahoma City. The refinery was originally constructed in 1980 and is still in good working condition. The refinery was designed to process 10,000 barrels of crude oil per day. The main products produced by the refinery are jet and diesel fuel. The refinery was closed in late 1996 when the previous owner declared bankruptcy due to an oil spill on the Mississippi River from one of its other refineries. Since then the refinery has been pickled with diesel fuel and has been maintained by the original plant manager through the bankruptcy trustee.

         Two companies, Dolphin Industries and Geo American Services had been working to acquire the Thomas refinery since early 1999. Dolphin is a 100% minority owned Oklahoma business and Geo American

Services is an Oklahoma small business. Both companies qualify under the U.S. government regulations for preferred pricing contracts. Neither Dolphin nor Geo had the capital resources to purchase the refinery, and merged to combine strengths. Geo through its long-standing relationship with Carl W. Swan, the Chairman of the Company, asked Potomac for assistance in acquiring the refinery. Potomac was able to assist with the negotiations for the refinery and issued 290,000 shares of its preferred stock for the initial capital to purchase and begin operating the refinery. Potomac received a 9% ownership interest in Dolphin in consideration for assistance in acquiring the refinery. Subsequent to the investment by Potomac, Dolphin and Geo were able to raise in excess of $800,000 dollars to complete the overhaul of the plant, hire staff and begin operations.

         Dolphin Industries is the designated operator of the refinery. Dolphin is currently pursuing and has established several government commercial contracts for jet fuel, diesel fuel and naphtha, the main products of the refinery. As of May 1, 2000 the turnaround operation for the plant was complete and Dolphin was preparing to begin fulfilling its contracts. Dolphin is awaiting inspection by the government before it finalizes its bids for government contracts. Dolphin Industries fiscal year end is June 30 and therefore Dolphin has not completed a year end financial statement. There have been no revenues generated by Dolphin or the Thomas Refinery and therefore there are no revenues distributed to Potomac for its interest to date. Future revenues, if any, will then be reflected in subsequent financial reports by the Company.

         Effective May 19, 2000, The Company acquired Butte Coal, Inc., a private Utah corporation as a wholly owned subsidiary pursuant to the Merger-Acquisition.

         Butte Coal, Inc. holds leases covering 3,692.86 acres located in Garfield County, Utah with estimated reserves of 71,736,000 tons of coal in place. These leases will expire in 2007. With diligent mining efforts theses leases could be perpetualized indefinitely. These leases are in the Henry Mountain Coal Field. Within this area, the Emery Coal Bed is the principal zone and has an estimated overburden of seventy (70') feet or less. The in-place reserves are estimated to be 90% recoverable for a net reserve estimate of 64,562,400. The sulfur content is considered low, as is the ash content. The 12,480 BTU high heat content makes Butte's coal attractive for strip mining and for combining with high sulfur, low BTU coal. Butte Coal does not have nor does it intend to conduct its own mining operations on the Butte coal leases. As previously mentioned, the Company's intent is to either sell the coal reserves in place to a third party which is desirous of the coal in order to combine the low sulfur and high BTU Butte coal with high sulfur and low BTU coal, or award mining contracts to a third party who is currently mining in the same region and is desirous of expanding and increasing operations.

Joint Venture Arrangements

         As a means of achieving its plan of operation, the Company expects to continue to enter into joint venture arrangements for the acquisition of interests or partial interests in emerging growth companies. In these joint venture arrangements, the Company may not be the controlling manager and therefore, although the Company can take certain steps to determine if the risk of activities conducted by the designated manager (s) of such joint ventures is appropriate, there can be no assurance that the risk will be so allocated, that the activities will be carried out by the manager (s) in a manner deemed appropriate by the Company or that the activities will be successful. In addition, the Company's ability to continue its acquisition and development activities may be dependent upon the decision of its joint venture partner or partners to continue operations and activities and to finance their respective portions of the costs and expenses of the joint venture activities. If the Company's joint venture partner does not elect to continue and to finance its obligations to the joint venture, the Company may be required to accept an assignment of the partners interest therein and assume its financing obligations of further development or relinquish the Company's interest in the joint venture or acquisition.

Markets

          In the event the Company's exploration and development activities result in the production of oil and gas produced from the Rosablanca and Montecristo Blocks, oil may be sold to Ecopetrol or to third parties provided that 75% of the purchase price is paid in United States currency and the remainder in Colombian pesos. In the event the production is required to satisfy internal demand for oil in Colombia, the Company may be required to sell some or all of its production to Ecopetrol at prevailing market prices. It is anticipated that the Company's Colombian oil and gas production will be sold to Ecopetrol under contracts that provide for cancellation by either party with notice. In the event of cancellation by Ecopetrol, the Company would be required to arrange for the export and sale of its production.

         In the event the Company again starts exploration and development activities for the discovery and production of coal, new contracts will be required by Ecocarbon. Historically, Ecocarbon has agreed to a waiver of its declaration of the commerciality of discovery, for a minimum period of ten years. After such time the Company would be able to apply for another waiver of commericality. Should this waiver not be granted, then the coal produced may be sold to Ecocarbon or to third parties provided that 75% of the purchase price is paid in United States currency and the remainder in Colombian pesos. In the event the production is required to satisfy internal demand for coal in Colombia, the Company may be required to sell some or all of its production to Ecocarbon at prevailing market prices. It is anticipated that should the Company resume exploring for coal in Colombia that any coal production of the Company from its Colombian operations will be sold to third parties under contracts that provide for cancellation by either party with notice.

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

         In the event the Company's oil, gas, coal and power generation operations are productive, changes in natural gas, crude oil, coal and electrical prices will significantly affect the revenues and cash flows of the Company, if any, attributable to production as well as the value of its properties. Declines in the prices of the Company's production could have a material adverse effect on the business and financial condition of the Company. The Company is unable to predict whether the prices of crude oil, natural gas, coal and electrical power will rise, stabilize or decline in the future. The Company has taken steps to diminish the overall reliance on the decisions of Colombian official regulatory agencies by investing in U.S. properties such as the Thomas Refinery and Butte Coal, Inc. However, current world market pricing of crude oil, jet fuel and coal will continue to impact the earnings of the Company.

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

Employees

         As of December 31, 1999, the Company's operations were managed from its offices in Oklahoma City, with a staff of four employees, and use of professional consulting services as needed. The Company's employees were and are not currently represented by a labor organization. The Company and its subsidiaries consider the relations with its employees and consultants to be good.

         As previously mentioned, the Company is under new management as a result of the Merger-Acquisition of BCI. On the date of this report, the Company has two employees. Additional staff and resources are expected to be added on an as needed basis.

ITEM 2.  DESCRIPTION OF PROPERTY.

         As a result of the Merger-Acquisition and changes of voting and management control of the Company, the Company's oil, gas, coal and electrical power generation assets are held for sale. In the event of sale, all further operations will be terminated. However, until these sales are completed, the Company may or will have continuing obligations to conduct the activities associated with its properties.

Middle Magdalena Valley Basin

         The Company has identified and completed the preliminary investigation of the potential for oil, gas and coal deposits existing in the Middle Magdalena Valley Basin three miles northwest of Bogota, Colombia. The Company has acquired a 25% interest in the Rosablanca and Montecristo Association Contracts on a joint-venture basis granting rights to explore for and develop oil and gas in certain specified properties known as the Rosablanca and the Montecristo Blocks (sometimes referred to as the Rosablanca II Block) located in the Middle Magdalena Valley Basin. The Rosablanca Block covers approximately 326,000 acres and the Montecristo Block covers approximately 369,000 acres. The Company had also acquired a 50% interest in the Guaduas Association Contracts on a joint-venture basis granting rights to develop coal in certain specified properties known as the Guaduas Block located in the Middle Magdalena Valley Basin. The Guaduas Block covers approximately 6,000 acres. The Company has released this association contract and there are currently no plans to further explore for coal in this region at this time.

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

         As of December 31, 1999, approximately 1,642 kilometers of 2-D seismic data had been acquired and reprocessed on the Rosablanca Block and the Montecristo Block. Interpretation of the seismic data on the Montecristo Block and Rosablanca Blocks has been completed. Additionally, interpretation of the seismic data on the LaLuna and Rosablanca formations and at the Basal Cretaceous formations have been generated and are completed. The LaLuna and Rosablanca formations have tested over 10,000 barrels of oil per day each on the adjacent Bolivar Association Contract. Based on analysis and processing of such data, it is estimated that the combined potential for recoverable oil reserves from the Rosablanca and Montecristo Blocks could exceed one billion barrels. Exploration is first being concentrated in the area of the Texaco Las Lajas well located on the Montecristo Block, however certain environmental issues may impair the re-entry of this well and an off-set may be required if possible. The original Texaco exploratory well had oil and gas shows in the La Ulna formation but was not drilled deep enough to test the Rosablanca formation. This well is located on what appears to be a sizable structural feature. Subsequent to the fiscal year end, 100 Kilometers of seismic has begun to be shot on the Rosablanca Block. The required 100 kilometers of seismic required to be shot on the Montecristo Block according to the work commitments was waived by Ecopetrol in exchange for the Company and its joint venture partner and operator, Seven Seas Petroleum, Inc., electing to drill a well on the block prior to Feb 1, 2001. No decision has yet been made by either the Company or its partner regarding drilling a well or identifying a specific well location due to a number of environmental considerations which must be addressed and approved by Ecopetrol prior to such decisions. If this asset is disposed as intended, all future development and exploration would be the responsibility of the new owners and the Company would cease its involvement. Due to the fact that Seven Seas is the operator of the concessions, Seven Seas' prior approval of the transfer is required. Any new owner and joint venture partner will have to demonstrate to Seven Seas sufficient financial resources and intent to fulfill its respective portion of the projects financial commitments.

         Pursuant to an agreement dated February 27, 1997 (the "GHK Agreement"), Potomac (Bermuda) and GHK Company, L.L.C., an Oklahoma limited liability company ("GHK"), agreed to jointly acquire and develop any association contracts related to the Rosablanca Block and the Montecristo Block acquired by Potomac (Bermuda) or GHK. Under the GHK Agreement, the applications to acquire the association contract was assigned to GHK for the purpose of allowing the association contracts on the specified blocks to be acquired by GHK. With respect to any association contract obtained, GHK agreed to assign a 25% interest in such association contract to Potomac Energy (BVI) Ltd., a British Virgin Islands wholly-owned subsidiary corporation of the Company ("Potomac (BVI)"). GHK is designated as operator under the association contracts obtained. The GHK Agreement further provided that (i) upon issuance of the association contracts, GHK will to pay Potomac (Bermuda) $150,000, (ii) GHK will provide any initial guarantee for the performance of exploratory activity under the association contracts as required by Ecopetrol, (iii) following issuance of each such association contract, Potomac Energy Corporation had three months to (A) qualify Potomac
(BVI) to do business in Colombia, (B) reimburse GHK 25% of any initial guarantees required by Ecopetrol, and (C) demonstrate financial capability to pay 25% of the costs to perform the first year obligations of the association contract, and (iv) cause Potomac (BVI) to enter into an International Operating Agreement with accounting procedure for each contract area naming GHK's branch company as operator. Pursuant to the merger with Potomac (Bermuda), the Company's subsidiary, Potomac Acquisition acquired and assumed all obligations of Potomac (Bermuda) under the agreement with GHK. Following execution the GHK Agreement was assigned and transferred by GHK to Seven Seas Petroleum, Inc. ("Seven Seas") and by Omnipresent Exploration to Potomac
(BVI). As of the date of this Report, Potomac (BVI) is qualified to do business in Colombia. As of December 31, 1999, the Company was in full compliance with the terms of the GHK Agreement.

         As of December 31, 1999, the Company had completed 10 surface scraping on the Guaduas Block which showed approximately 31 coal seams two to ten meters thick ranging from the surface to a depth of 72 feet. This coal showed to be of good quality estimated at 14,000 BTU, .07% sulfur and 5% ash. These shows indicated the need for further review and analysis by the Company. As a result, the Company began coring operations to further identify specific coal seams, thickness, and a real extent. Three core holes were drilled with little or no shows of coal. As a result, coring operations were suspended until a surface geologist could evaluate the disparity between the surface scrapings and the coring results. A surface geologist was hired and conducted an extensive study of the region. The results of this study were that there is coal in the region, however, most of the coal is a result of a large landslide some 150 years ago and that the majority of coal is thin, shallow and in small quantities insufficient to be feasible for commercial mining. Therefore the recommendation was made to suspend operations on the Guaduas Block until such time as further evaluations could be made and additional blocks could be secured to better develop the desired coal reserves required for commercial mining.

         Pursuant to agreement dated August 8, 1998 (the "Erasmos Agreement"), the Company agreed to acquire from Erasmo Alfredo Almanza Latorre, a Colombian citizen, the Association Contract for Small Carbon Exploration and Exploitation on the Guaduas Block issued to him by Ecocarbon. Under the Erasmos Agreement, the association contract was assigned to PEC. On December 2, 1998, the Company agreed to sell a 50% interest in the Association
Contract related to the Guaduas Block to Arena Power, L.P., a Houston based U.S. corporation (the "Arena Agreement"). The Arena Agreement provided for the establishment of a Colombian corporation, Carbones de Guaduas, Ltd., of which the Company and Arena will jointly own on an equal basis through their respective wholly-owned subsidiaries, Magdalena Energia, LLC and Grupo Energia, LLC. The Company transferred the Guaduas Association Contract to Carbones de Guaduas on January 28, 1999. Carbones de Guaduas is designated as operator under the association contracts. The Arena Agreement further provides that (i) upon establishment of the Colombia corporation, Arena will match the Company's initial developmental costs, (ii) Arena and the Company will then share equally all future developmental costs, and (iii) Arena and the Company will equally provide any initial guarantee for the performance of exploratory activity under the association contracts as required by Ecocarbon. As a result of the Company's suspending operations on the Guaduas Block, the Erasmos Agreement has been terminated and any payments due have been canceled. The Company is currently evaluating its joint venture agreement with Arena Power and both parties are discussing the options for future exploration possibilities if interested. As of the date of this report, there can be no assurance that the Company will continue to explore for coal in Colombia or that such activities will result in reserves or profits for the Company.

         The Thomas Refinery is located in Thomas, Oklahoma approximately 85 miles west of Oklahoma City. The refinery was originally constructed in 1980 and is still in good working condition. The refinery was designed to process 10,000 barrels of crude oil per day. The main products produced by the refinery are jet and diesel fuel. Potomac has been provided with a 9% interest in the refinery for its consideration and assistance in acquiring the refinery. See Exhibit 6.0- "Dolphin Investment Compensation Agreement". Dolphin Industries is the designated operator of the refinery. Dolphin is currently pursuing several government commercial contracts for jet fuel, diesel fuel and naphtha, the main products of the refinery. As of May 1, 2000 the turnaround operation for the plant was complete and Dolphin was preparing to begin fulfilling its commercial contracts. Dolphin is awaiting inspection by governmental authorities before it is able to finalize its bids for government contracts.

         The Company, through its wholly-owned subsidiary, Butte Coal Inc., holds leases 3,692.86 acres in Garfield County, Utah with estimated reserves of 71,736,000 tons of coal in place. These leases are in force until 2007 and may be extended for an additional ten (10) years. These leases are in the coal field defined as the Henry Mountain Coal Field. Within this area, the Emery Coal Bed is the principal zone and has an overburden of seventy (70') feet or less. The in-place reserves are estimated to be 90% recoverable for a net reserve estimate of 64,562,400. The sulfur content is considered low, as is the ash content. The coal has 12,480BTU high heat content that makes Butte's coal attractive for strip mining or combining with high sulfur, low BTU coal.

Rosablanca and Montecristo Association Contracts

         On November 19, 1997, the Association Contracts related to the Rosablanca Block and Montecristo Block (the "Rosablanca and Montecristo Association Contracts") were awarded to the Colombian branch of Seven Seas and the Company became entitled to receive a 25% interest in the Association Contracts, subject to the GHK Agreement. In connection with obtaining the Rosablanca and Montecristo Association Contracts, Seven Seas was not required to provide any form of financial guarantee of performance for the Rosablanca and Montecristo Association Contracts.

         The Rosablanca and Montecristo Association Contracts provide generally for a three-to-six year exploration phase followed by a 22-year production period, with partial relinquishments of acreage, excluding commercial fields, required commencing at the end of the sixth year of each contract. Under the terms of each contract, Seven Seas and the Company are required over a three-to-six-year period to undertake and complete certain work commitments involving exploration and development of the Rosablanca Block and the Montecristo Block. Seven Seas and the Company are required during the first two years of the contracts to reprocess existing seismic data (300 kilometers on the Rosablanca Block and 500 kilometers on the Montecristo Block), acquire and interpret landstat images and perform surface geological and geochemical work, and shoot and evaluate 100 kilometers of new two dimensional seismic and, at the election of the Company and Seven Seas, during the third year to drill one exploratory well. In the event after the first two years, the Company and Seven Seas elect to drill an exploratory well, they will be required to relinquish and reduce their interest in the block to not more than 247,100 acres (100,000 hectares). The contract will terminate at the end of the third year, unless an extension is granted by Ecopetrol pursuant to application or a commercial field has been discovered. The exploration period may be further extended beyond the third year upon annual application to and approval by Ecopetrol for up to three years. During each year of this extension, Seven Seas and the Company will be required to drill one additional exploratory well that penetrates a hydrocarbon producing formation. In the event such work commitments are not completed as required, the contract rights will be forfeited. Furthermore, if a commercial field is discovered during the initial three-year period of the contract or any extension thereof, the block or contract area will be reduced 50%, two years thereafter will be reduced 50% of the remaining block or contract area and two years thereafter will be further reduced to the commercial fields that are producing or under development plus a reserve belt 2.5 kilometers wide surrounding each Commercial Field within the block or contract area. Upon application to and approval by Ecopetrol, the period for retention of the block or contract area may be extended for up to four years.

         Under the terms of the contracts, Ecopetrol will receive a royalty equal to 20% of production (after pipeline tariffs are deducted) on behalf of the Colombian government and, in the event a commercially feasible discovery is made, Ecopetrol will acquire a 50% interest in the remaining production, bear 50% of the development costs, and reimburse Seven Seas, the Company and other joint venture partners, from Ecopetrol's share of future production, for 50% of the costs of certain exploration activities. Upon acceptance of a field as commercial, Ecopetrol will acquire a 50% interest therein and the interests of the other parties to the contract, including the Company, will be reduced by 50%; all decisions regarding the development of a commercial field will be made by an Executive Committee consisting of representatives of the parties to the contract who will vote in proportion to their respective interests in such contract. Decisions of the Executive Committee will be made by the affirmative vote of the holders of over 50% of the interests in the contract.

         If any commercial field in the respective contract areas produces in excess of 60 million barrels, Ecopetrol's interest in production and costs for such contract area increases from 50% to 75% as the ratio of the accumulated income attributable to Seven Seas, the Company or any other joint venture partner other than Ecopetrol to the accumulated development, exploration and operating costs of such parties (less any expenses reimbursed by Ecopetrol) increases from one to one to three to one.

         Under the terms of the Association Contracts, in the event a discovery is made and is not deemed to be commercially feasible by Ecopetrol, Seven Seas and the Company may expend up to $2 million over a one-year period to further develop the field, 50% of which will be reimbursed if Ecopetrol subsequently accepts the commercial feasibility thereof. If Ecopetrol does not declare the field commercial, the joint venture may continue to develop the field at its own expense. In such event, Ecopetrol will have the right to acquire a 50% interest therein upon payment of 50% of direct exploration costs and 200% of the additional exploration costs expended by the joint venture, which payment may be made out of Ecopetrol's share of future production.

         The Company's net income, as defined under Colombian law, from Colombian sources is subject to Colombian corporate income tax at a rate of 35%. An additional remittance tax is imposed upon remittance of profits abroad at a rate of 7%.

Guaduas Association Contracts

         On August 8, 1998, the Association Contract related to the Guaduas Block was acquired by the Company and on January 28, 1999 was transferred to Carbones de Guaduas, Ltd. The Company had a 50% interest in the Association Contract, subject to the Erasmos and Arena Agreements. However, subsequent to the fiscal year end operations on the Guaduas Block have been suspended and the Association Contract with Ecocarbon terminated.


Plan of Development

         Rosablanca and Montecristo Blocks

         Seven Seas and the Company established a 24-month plan of exploration and development of the Rosablanca and Montecristo Blocks. Under this plan, established in November of 1997, and revised in November of 1999, in addition to the minimum work commitments under the Rosablanca and Montecristo Association Contracts (the cost of which is estimated to be approximately $750,000), Seven Seas and the Company proposed to (i) obtain and process new two-dimensional seismic (75 kilometers on the Montecristo Block and 50 kilometers on the Rosablanca Block) at an estimated cost of $550,000, (ii) identify and drill one exploratory well on the Rosablanca Block at an estimated cost of $500,000, (iii) drill one horizontal well on the Rosablanca Block at an estimated cost of $1,750,000, (iv) drill three additional horizontal wells on the Rosablanca Block at an estimated cost of $3,750,000, and (v) reenter and deepen an existing well on the Montecristo Block at an estimated cost of $500,000. As of December 31, 1999, Seven Seas had requested environmental approval for the shooting of additional two-dimensional seismic (100 kilometers on the Rosablanca Block). This shooting will be completed by the end of the second quarter of 2000. Additionally, Seven Seas has begun the environmental approval process to re-enter and deepen the existing well on the Montecristo Block, and has met with significant obstacles including new Colombian environmental legislation that prevents oil wells from being drilled within 300 kilometers of a main water source. The existing well on the Montecristo Block is approximately 200 kilometers from the Magdalena River, a main water source. Originally, the river was several 100 kilometers from the well location and the well location was on much higher ground, however since the well was originally drilled by Texaco, the river and ground have shifted. Ecopeterol will require an environmental waiver in order for drilling to proceed. Considering the recentness of the Colombian legislation, it is unlikely that a waiver will be granted. Rather Seven Seas is considering either an off-set location or a secondary location altogether separate from the original Texaco location. No specific time frame for this well has been determined. According to the work commitments for both blocks, a well on each block is required prior to February 1, 2001 or acreage will be required to be released. Seven Seas and the Company are working to meet this revised plan of development. The timing and undertakings under this development plan continues to be dependent upon a number of factors, most of which will not be within the control of the Company, including availability of capital resources of the Company and its joint venture partners, the results of geological and geophysical surveys and analysis, the expected or actual results of each development undertaking or operation which in large part may be affected by the anticipated or current cost of such operations and the prices of crude oil and natural gas, general domestic and international economic conditions within and without the oil and gas industry, and Colombian legal and regulatory compliance. Additionally, the Company, as previously mentioned, intends to dispose of these assets and therefore will likely have little or no impact on the future development of this asset unless the Company retains ownership. It is the intent of the Company that any party who acquires this asset will assume the existing plan of exploration and development for this property as described, but there is no assurance that this is the case. Last, therefore, there can be no assurance that such plan of exploration and development as developed by Seven Seas and the Company will be successful or will be completed as anticipated.

         Guaduas  Block-

         The Company had established a 12-month plan of development of the Guaduas Block, however, this plan has been suspended due to the termination of operations on this block and the release of the Association Contract.

         Thomas Refinery-

         The Thomas Refinery is operated by Dolphin Industries, Inc. Dolphin is currently pursuing several government commercial contracts for jet fuel, diesel fuel and naphtha, the main products of the refinery. As of May 1, 2000 the turnaround operation for the plant was complete and Dolphin was preparing to begin fulfilling its commercial contracts. Dolphin is awaiting inspection by governmental authorities before it is able to finalize its bids for government contracts. The Company intends to dispose of this asset as previously described and it is the intent of the Company that any party who acquires this assets will work to assist Dolphin in their efforts to successfully operate the Thomas Refinery.

         Butte Coal-

         Butte Coal does not have nor does it intend to conduct its own mining operations on the Butte coal leases. The Company's intent is to either sell the coal reserves in place to a third party which is desirous of the coal to possibly combine the low sulfur and high BTU Butte coal with the potential third parties existing high sulfur and low BTU coal, or award mining contracts to a third party who is currently mining in the same region and is desirous of expanding and increasing operations.

         Uncertainty of Future Estimates of Oil and Natural Gas Reserves

         As of the date of this report, the Company does not have any proved oil, gas or coal reserves and should the Company sell its energy related assets will not have any oil, gas or coal reserves in the future. However, should the Company retain its energy related assets, then it is anticipated that through development of the Company's interest in the Middle Magdalena Valley Basin and other properties acquired and developed, the Company will obtain and provide to the shareholders of the Company, through annual reports or other means, estimates of the Company's reserves. Should the company have reserves, then the estimates of the Company's proved oil, gas and coal reserves and projected future net revenues would be based on reserve reports prepared by independent engineers. The estimation of reserves requires substantial judgment on the part of the petroleum and mining engineers, resulting in imprecise determinations, particularly with respect to new discoveries. Different reserve engineers may make different estimates of reserve quantities and revenues attributable thereto based on the same data. Estimates of proved undeveloped reserves, which in the future may comprise a substantial portion of the Company's reserves, are by their nature less than certain. The accuracy of any reserve estimate depends on the quality of the available data as well as engineering and geological interpretation and judgment. Results of drilling, mining, testing and production and changes in the assumptions regarding decline and production rates, crude oil prices, coal prices, electrical prices, revenues, taxes, capital expenditures, operating expenses, geologic success and quantities of recoverable crude oil may vary substantially from those assumed in the estimates, may result in revisions to such estimates and could materially affect the estimated quantities and related value of reserves set forth herein. The estimates of future net revenues will reflect oil, gas and coal prices as of the date of estimation, without escalation. There can be no assurance, however, that such prices will be realized or that the estimated production volumes will be produced during the periods indicated. Future performance that deviates significantly from the reserve reports could have a material adverse effect on the Company.

         Office Properties

         As of the date of this report, the Company maintains its executive office in approximately 3,400 square feet at Suite 1100W, The Oil Center, 2601 Northwest Expressway, Oklahoma City, Oklahoma 73112-7293. The office premises are occupied under a lease that expires in July 2004, and requires monthly rental payments of $4,000. The Company considers such space to be adequate for its current needs. However, as a result of the Company's acquisition of BCI and its subsequent reorganization, the Company will be relocating its executive offices as of July 1, 2000 to 3168 Bel Air Drive, Las Vegas, Nevada 89109 and will have a new telephone number of 702-792-9112.


ITEM 3.  LEGAL PROCEEDINGS.

         The Company does not have any pending litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year ended December 31, 1999, the Company did not submit any matters to a vote of its shareholders through the solicitation of proxies or otherwise.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

         The Company's Common Stock is quoted on the NASDAQ's Over-The-Counter Bulletin Board (OTC:BB) under the symbol "PEGC". Prior to October 13, 1998, the Company's Common Stock was inactive, and a public trading market for the Common Stock did not exist. The following table sets forth, for the periods presented, the high and low closing bid quotations in the NASDAQ's Over-The-Counter Bulletin Board (OTC:BB) as quoted. The bid quotations reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions.



                                                                                                     COMMON STOCK
                                                                                                   -----------------
                                                                                                      CLOSING BID
                                                                                                   -----------------
                                                                                                    HIGH        LOW
                                                                                                   ------     ------
1999:
  First Quarter Ended March 31................................................                     $ 3.81     $ 3.50
  Second Quarter Ended June 30...............................................                      $ 1.25     $ 1.12
  Third Quarter Ended September 30............................................                      $ .56      $ .56
  Fourth Quarter Ended December 31............................................                      $ .68      $ .68


1998:
  First Quarter Ended March 31................................................                        $--        $--
  Second Quarter Ended June 30................................................                        $--        $--
  Third Quarter Ended September 30............................................                        $--        $--
  Fourth Quarter Ended December 31............................................                     $ 3.00     $ 3.00


         On May 19, 2000, there were approximately 1,596 holders of the Common Stock.


RECENT SALES OF UNREGISTERED SECURITIES

         The Company sold and issued the securities described below during 1999 which were not registered under the Securities Act of 1933, as amended:


                                                                            NUMBER
                                                                          OF SHARES
                                                             PURCHASE     OF COMMON
                                                            PRICE PER       STOCK            NET
NAME                                    DATE OF PURCHASE      SHARE       PURCHASED       PROCEEDS(1)     CONSIDERATION
-----------------------                 ----------------    ---------     ---------       -----------     -------------
Jerry Novakowski...................     January 12, 1999       $ 2.50        15,000                $-       Services
Donald R. Wheat....................     January 12, 1999       $ 2.50        15,000                $-       Services
William Mitschke...................     January 12, 1999       $ 2.50        15,000                $-       Services
Integrity Auto Sales...............       April 14, 1999       $ 2.50        10,000          $ 25,000



Donald R. Wheat....................       April 14, 1999       $ 2.50        10,000          $ 25,000
Fred & Peggy Thomas................       April 15, 1999       $ 2.50        10,000          $ 25,000
Lee Richard........................       April 16, 1999       $ 2.50        10,000          $ 25,000
Baker Family Trust.................       April 19, 1999       $ 2.50        10,000          $ 25,000
Gary Bryant........................       April 22, 1999       $ 2.50        10,000          $ 25,000
Wun C Chiou, Sr....................       April 28, 1999       $ 2.50        10,000          $ 25,000
Global Village, Inc................         July 9, 1999       $ 2.50        10,000          $ 25,000
Carl W. Swan.......................      October 7, 1999       $ 1.00       100,000          $100,000
William B. Haines (2)..............        Nov. 19, 1999       $ 0.66       435,000                $-       Stock


----------------------------------
(1) No underwriting discounts or commissions were paid with respect to such sales.
(2) This number reflects Preferred Stock of 290,000 shares on a converted basis to common. There are no plans at this time for the Preferred Stock to be converted.

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

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

         The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Report.

         RESULTS OF OPERATIONS

         The following discussion and analysis of results of operations discussed below are for the full fiscal year ending December 31, 1999 including references to the fiscal year ending December 31, 1998. Also See "Business and Properties-General" and "Certain Transactions."

         The Company is a development stage company that during the period ending December 31, 1999, did not have any revenue and incurred a net loss of $592,768. In 1998, the net loss was $803,762. In the future, it is anticipated that the Company will not derive its income from revenues generated by oil, gas or coal sales, but rather from its investments in and sales from emerging growth companies which the Company either owns or has an interest. There is no assurance that the Company will have revenues from oil, gas or coal sales in the future. The only revenue received by Potomac during 1999 was from interest income of $1,562. In 1998 the same generated $7,747 earned or accrued on cash and cash equivalents and marketable securities. During 1999, Potomac obtained interests in Dolphin Industries, Inc. and continued to fulfill it's work commitments on the Rosablanca, Montecristo and Guaduas Association Contracts and in connection therewith incurred $105,629 in professional fees and consulting expenses and incurred miscellaneous expenses of $488,312. This versus 1998 expenses of $413,488 for professional and consulting fees and $398,851 for miscellaneous expenses. Other than the activities associated with obtaining the Thomas Refinery interest and fulfilling the required work commitments of the Rosablanca, Montecristo and Guaduas Association Contracts, Potomac did not conduct any operating activities during 1999.

         ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

         In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every instrument be recorded in the Balance Sheet as either an asset or liability measured at its fair value. Statement No. 133 will not impact the Company's disclosures or reporting for the fiscal year ending December 31, 1999.

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

         In the future, if the Company is unable to sell its energy related assets, then the Company anticipates that its principal source of cash flows, if any, will be from the production and sale of crude oil, natural gas and coal reserves that are depleting assets. Cash flows from production sales depends upon the quantity of production and the price obtained for such production. Generally, an increase in prices allows a company to finance its operations to a greater extent with internally generated funds, may allow a company to obtain equity financing more easily or on better terms and lessens the difficulty of attracting financing alternatives available to a company from industry partners and non-industry investors. However, price increases heighten the competition for energy association contracts, leases and other contractual arrangement, increase the costs of exploration and development activities, and because of potential price declines, increase the risks associated with the purchase of producing properties while prices are at higher levels.

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

         Liquidity and Capital Resources

         Potomac has financed its development state activities through the sale of equity securities and does not have any borrowing facilities or arrangements in place to fund its capital commitments. During 1999, net cash used by operating activities totaled $490,738 versus 1998 which totaled $392,020, net cash used by investing activities totaled $383,059 versus 1998 which totaled $233,280 and net cash provided by financing activities totaled $656, 433 versus 1998 which totaled 741,306. As of December 31, 1999, Potomac had negative working capital of $(361,703) compared to positive working capital of $64,818 at December 31, 1998.

         Under the terms of the Rosablanca and Montecristo Association Contracts, the Company has certain minimum work commitments on a joint venture basis with Seven Seas, the Company's share of such costs is estimated to be approximately $750,000. In addition to the minimum work commitments, the Company had established a 24-month plan of development of the Rosablanca and Montecristo Blocks at an estimated cost of $3,496,984. See "Description of Properties--Plan of Development." The negative working capital figure of $361,703 combined with the Company's share of the Colombian work commitments required, more than any other single factor, the Board of the Company to take action to find a suitable merger candidate that would protect the shareholders investment and provide the possibility of future liquidity. The Company anticipates that the costs of development of the Rosablanca and Montecristo Blocks will be funded by a third party that acquires these properties as disposed by the Company. Additionally, the Company hopes to receive additional monies from the sale and disposition of its interests in Dolphin Industries, Inc. and Butte Coal, Inc. The Company may attempt to fund the future cash requirements of the Company through the offering of either equity and debt securities and, although unlikely, borrowings. There is no assurance that any such funding will be available or on terms acceptable to the Company.

         Plan of Operation

         The Company as a result of the Merger-Acquisition and the change in voting and management control has developed the following plan of operation to be followed during the next twelve months.

         1. Sale all of its existing energy related assets for either cash, stock, some combination thereof or some other consideration which provides greater future value and opportunity to the Company's shareholders.
         2. Evaluate both financially and materially emerging growth companies, both public and private, and acquire majority ownership in these companies or enter in to joint venture arrangements with these companies.
         3. Provide on-going management and financial support to the companies either wholly acquired or acquired an interest in to enable the same to expand and further develop their operations, markets and sales to the benefit of the Company.
         4. Identify and hire both new executive management and general administration personnel who will contribute to the focus of the Company's goals and objectives.
         5. Identify, elect and appoint such officers and directors as needed to meet the Company's goals and objectives.

         Future Cash Requirements

         As mentioned, the Company hopes to derive monies from the sale and disposition of its interests in its Colombian assets, Dolphin Industries, Inc. and Butte Coal, Inc. There is no assurance as of the date of this report that these sales will be completed or the timing of such transactions. The Company may attempt to fund the future cash requirements of the Company through the offering of either equity and debt securities and, although unlikely, borrowings. SunStar Holdings, Inc. is the single largest shareholder of the Company after the acquisition of BCI and the reorganization of the Company. SunStar Holdings, Inc. may elect to fund the Company's cash requirements until such time that the Company is able to become self sustaining as a result of its investments and or sale of its assets. However, there is no assurance that SunStar Holdings, Inc. or its sole shareholder, Mrs. Theolene D. Moon will be capable of meeting such requirements now or in the future.

         The Company does have and it is estimated will continue to have certain on-going financial commitments that include employee payroll, payroll tax, office rent, professional, legal and consulting fees as well as general overhead and administration. Currently, these obligations roughly equal $30,000 per month. Additionally, going forward, the Company may incur certain one time charges related to the reorganization. The Company currently does not have sufficient cash to meet these obligations without obtaining additional funds from either an equity and debt offering or the issuance of corporate notes, the like of which has been recently used to sustain the Company. There is no assurance that any such funding will be available to the Company.

         ITEM 7.  FINANCIAL STATEMENTS

                  The response to this Item is set forth herein in a separate section of this report, appearing on page F-1 through F-12.

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  There have been no disagreements of the type required to be reported under this Item between management of the Company and its independent accountants during 1999 or in 1998.

         PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

                  As previously mentioned, the Company has reorganized and therefore has appointed new officers and directors to the Company. The information below contains the current officers and directors of the Company as of the date of this Report.

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


NAME                                                   AGE      POSITION WITH THE COMPANY
----                                                   ---      -------------------------
Carl W. Swan....................................       74       Chairman
                                                                 Of the Board of Directors
Fred W. Young...................................       67       President, Chief Executive Officer, Treasurer,
                                                                Secretary and Director
Tim Shelby        ..............................       58       Director
Joseph Edward Michaud...........................       69       Director
Charles Kim ....................................       61       Director
Patrick Mc Carrick..............................       29       Director


         BACKGROUND OF COMPANY EXECUTIVE OFFICERS AND DIRECTORS:

The following is a brief description of the business background of the executive officers and Directors of the Company:

         CARL W. SWAN is Chairman of the Board of Directors of the Company. Mr. Swan has been actively involved in all facets of the oil and gas industry since 1951. He co-founded and served as President and Chief Executive Officer and a Director of Basin Petroleum Corporation, which was a publicly held company that merged into Reserve Oil and Gas Corporation in 1976. Since 1976, Mr. Swan has operated Swan Petroleum Corporation, a privately held oil and gas exploration company involved in oil and gas drilling, exploration and refining. Mr. Swan has extensive oil and gas drilling and production experience in several foreign countries. Mr. Swan is a graduate of the University of New Mexico.

         FRED YOUNG, is President and Chief Executive Officer, and Treasurer of the Company. He has been the

Secretary/Treasurer, Chief Financial Officer and a Director of BCI since 1998. Mr. Young is a retired banker of 35 years and has significant experience in Senior Management. He has served as president, CEO, and director of numerous banks, financial institutions and privately held companies. Additionally, he has extensive consulting experience in Europe and the United States.

         TIM SHELBY is a Director of the Company. Mr. Shelby is currently President and Chief Executive Officer of Paso Robles Tank, Inc., a private California corporation. Mr. Shelby has founded several construction companies in California including San Luis Piping Construction Co., Inc., West Coast Industrial Coatings, Inc., West Coast Tank, Piping and Construction Co., Inc. and continues to operates those business in Southern California. Mr. Shelby is a member of American Petroleum Institute, the American Water Works Association and Paso Robles Vintners & Growers Association. Mr. Shelby is a graduate of Fresno State University with a Bachelors of Science degree in Business.

         ALVARO LOPEZ CAYZEDO is a Director of the Company. Mr. Cayzedo has over 30 years experience in the areas of development and infrastructure projects. He has been an advisor to various international and governmental agencies both in the United States and abroad. Mr. Cayzedo finished his doctoral work at the University of Ohio in Cincinnati and did his post graduate work at Harvard.

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

         CHARLES KIM is a Director of the Company. Mr. Kim has been and continues to be an active leader in the Asian-American Community in Southern California. Mr. Kim is a naturalized U.S. citizen originally from Korea. In Korea, Mr. Kim served with the BLUE HOUSE. Mr. Kim is President of Sunny Investment Management Company and Founder of E & H Technology, Inc. a U.S. corporation focused on doing business in Korea.

         PATRICK MC CARRICK is a Director of the Company. He Co-founded Absolute Internet Marketing in 1997 and has served as CIO since inception. Prior to Absolute Internet, he was QA Coordinator for Memorial Sloan Kettering Cancer Center MSKCC Dept of Radiology NYC, where he was in charge of a LAN system and Transcription QA Database Development. Prior to moving to NYC from Ireland in 1993, Mr. Mc Carrick was a programmer for Abbott Pharmaceuticals (Ross Laboratories (NYSE: ABT) head office in Ireland, where he developed Abbotts First RPG Gui Based Debuggers with a team of programmers from Abbott Plants World Wide. Mr. Mc Carrick has been one of the early visionaries behind Ivenue.com, a web based commerce solution for the SOHO (Small Office, Home Office) market. He co-authored the original business plan and programmed several of the modules behind the system. He later took on the role of creative direction, helping guide the Ivenue project to where it is today. Mr. Mc Carrick has extensive Internet experience, both in programming and business operations. Having designed both large and small web based applications since 1993. Mr. Mc Carrick holds a BSc (Hons) IT degree from the University of Glamorgan, Wales, UK

         BACKGROUND OF NON-OFFICER, NON-DIRECTOR CONTROL PERSONS:

         The following is a brief description of the business background of individuals who are neither officers nor directors, but thorough their affiliation as shareholder act as "non-titled control persons" as defined by the 1934 securities act:

         THEOLENE D. MOON, AGE 71, is the sole shareholder of SunStar Holding, Inc. the single largest shareholder of the Company. Mrs. Moon has been President of Birmingham Terminal (a "REIT") for over 20 years and was involved in the day-to-day operations of the business. The Trust manages over 40 properties in Real Estate investments in Alabama, California, Utah and Nevada, leasing, buying, selling and managing investments. Mrs. Moon is also the single largest shareholder of World Wide E-Commerce, a Nevada public corporation (NASDAQ: WEWC.OB). Theolene D. Moon is the wife of Winfield Moon, Sr.

         WINFIELD MOON, SR., AGE 72, is spouse to Theolene D. Moon, the sole shareholder of SunStar Holding, Inc. the single largest shareholder of the Company. Mr. Moon started on his way to becoming an entrepreneur at the age of 19. From 1952 to 1960 he served under Governor James E. Folsom, Sr. in the Governor's Cabinet of Alabama, also served as the Governor's Campaign Manager. He served on the Board of Directors of the American National Bank of Birmingham, Alabama for 10 years. Mr. Moon owned and operated one of the largest distribution centers in the Southeast, owner of Lanson Industries Inc., Cullman Alabama, a manufacturer of federal munitions; a 25% ownership with Coach Paul "Bear" Bryant in Zeigler Meat Packing Co. Inc.; owned and managed several Coal & Gas corporations in West Virginia including Alpha Coal Co. Inc., Pocahontas Coal and Gas, Inc. and Central Coal & Gas Co. Inc; and was President and chairman of the board of several low sulfur coal corporations located in Utah, including Green River Coal, Factory Butte Coal, Horse Canyon Coal, Gayland Coal and Butte Coal. Coal production declined in several major coal-producing states in the east due to the high sulfur content. During the period of 1978 through 1981 Mr. Moon was active in real estate investments more specifically the purchase of large farms and ranches in Central California and re-selling them after obtaining zoning changes to Industrial and commercial Real estate investments. Today some of those investments are now known as part of the Silicon Valley, California. In 1985, Mr. Moon was convicted of Conspiracy to Supercede Indictment, Obstruction of Justice and Failing to File income tax returns and was sentenced to six years at a Federal Correctional Camp and fined $50,000. Mr. Moon has paid all taxes and fines related to these felony charges and all tax liens have been released.

         The Company's Board of Directors for the year ending December 31, 1999 consisted of six members. The executive officers of the Company devoted such time to the business and affairs of the Company as were required, but not less than 50% of their time, except for the Company's President, Mr. Gene Callaway based in Houston, Texas and who worked on a required basis only. For the period ending December 31, 1999, Mr. Callaway did not contribute 50% or more of his time to the Company and received no compensation from the Company. Each executive officer and director has completed an annual questionnaire as required for the purposes of this report. For the period ending December 31, 1999 there were not any material legal or financial items to disclose.


ITEM 10.  EXECUTIVE COMPENSATION

         The compensation for new officers and directors has not been determined as of the date of this Report.

         The Company was inactive during 1997 and no executive officer compensation was paid or accrued during 1997. The following table sets forth certain information with respect to the total cash compensation, paid or accrued, of the Chief Executive Officer of Potomac during 1999. With respect to each of their executive officers, Potomac and its affiliates did not pay or accrue total compensation in excess of $100,000 during 1999.

                           Officer Compensation Table

                                                                                        Annual Compensation
                                                                               -------------------------------------
                                                                                                       All Other
Name and Principal Position                                 Year              Salary(1)    Bonus(2)  Compensation(3)
---------------------------                                 ----              ---------    --------  ---------------
Carl W. Swan............................................... 1999              $48,000        $-          $16,986
   Chief Executive Officer                                  1998              $48,000        $-          $11,485


---------------------------
(1) Dollar value of base salary (both cash and non-cash) earned during the year.
(2) Dollar value of bonus (both cash and non-cash) earned during the year.
(3) The amounts reflected are for an automobile and telephone expense reimbursements, health insurance premiums paid by the Company.



AGGREGATE OPTION GRANTS AND EXERCISES IN 1999 AND YEAR-END OPTION VALUES

         AGGREGATE STOCK OPTION EXERCISE AND YEAR-END AND OPTION VALUES. The following table sets forth information related to the number and value of options held by the named executive officer at the end of 1999. During 1999, there were no options to purchase the Common Stock exercised by the named executive officer.

                                                   NUMBER OF OPTIONS                   VALUE OF UNEXERCISED IN-THE-MONEY
                                                AS OF DECEMBER 31, 1999                OPTIONS AS OF DECEMBER 31, 1999(1)
                                               ------------------------               ------------------------------------
NAME                                       EXERCISABLE         UNEXERCISABLE          EXERCISABLE            UNEXERCISABLE
----                                       -----------         -------------          -----------            -------------
Carl W. Swan..............................     100,000                     -                $(--)                      $-


-----------------
(1) The closing sale price of the Common Stock as quoted on NASDAQ's Over The Counter Bulletin Board (OTC:BB) on December 31, 1999, was $0.68. Value is calculated on the basis of the difference between the option exercise price and $1.00 multiplied by the number of shares of Common Stock underlying the option.

         On January 18, 1999 the Company granted 100,000 stock options priced at $1.25 expiring on December 31, 2003 to Alain Louriquer, the Region Manger of Potomac Energy (BVI), Ltd. based in Bogota, Colombia as compensation for his efforts in obtaining and working with the Guaduas Association Contract. The Company further granted 100,000 stock options priced at $1.25 expiring on December 31, 2003 to James Frazier for his continued efforts as Chief Financial Officer. On July 1, 1999 the Company revoked and canceled 100,000 stock options priced at $1.00 expiring on December 31, 2003 previously granted to Frank Mahan as a result of his resignation from the Company. On November 11, 1999 the Company granted to Alvaro Lopez Cayzedo 100,000 stock options priced at $1.00 expiring on December 31, 2003 for his acceptance as Director to the Company replacing Mr. Mahan.

         Subsequent to the end of the fiscal year and in accordance with the acquisition of Butte Coal, Inc. the Company agreed to convert all outstanding stock options to common stock at a fifty percent (50%) discount. Prior to conversion there were 1,175,000 stock options issued and outstanding to officers and directors as a combined group. After conversion, the officers and directors received a combined total of 587,500 shares of common stock.

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

Employment Arrangements of Key Employees and Loss of Key Employees

         As of the date of the Merger-Acquisition, the Company had written employment agreements with its Chief Executive Officer and its Chief Financial Officer, each of whom received general compensation by the Company, but not with the Company's President. As a result of the Merger-Acquisition and the change of control, the Company does not currently have any employment contracts with any officers.

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

STOCK OPTION PLAN

         PEC established the Potomac Energy Corporation Non-Qualified Stock Option Plan (the "Option Plan" or "Plan") on January 28, 1998. The Option Plan provides for the grant of non-qualified stock options ("Options"), with stock appreciation rights ("SARs") to employees, directors, independent contractors and consultants of the Company. The total number of shares of Common Stock authorized and reserved for issuance under the Option Plan is 525,000. As of the date of this Report, 425,000 Options have been granted under the Option Plan, all of which were canceled by issuance of common stock in connection with the Merger-Acquisition.

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

         Options may be granted by the Board on terms and conditions determined solely by the Board. No Option shall be exercisable more than 10 years after the date of grant. The maximum number of shares of stock for which an Eligible Person may be granted Options in any calendar year may not exceed 25% of the aggregate number of shares of stock with respect to which Options may be granted under the Option Plan. The exercise prices of Options are determined by the Board, but in no event may such price be less than 85% of the fair market value of the stock on the date of grant. Options granted are not transferable except by will or by the laws of descent and distribution or with the consent of the Company. No Option under the Plan may be granted after December 31, 2008.

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

Based on the change of control of the Company, there have been no determination made as of the date of this report to either terminate or to continue with the Company's Stock Option Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table presents certain information as of the date of this Report as to the beneficial ownership of the Company's common stock as adjusted to give effect to the Merger-Acquisition of (i) each person that beneficially owns more than five (5%) % thereof, (ii) each one of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. All persons listed have sole voting and investment power with respect to their shares, and there is no family relationship between the executive officers and directors, except as set forth below.

                                                                                       SHARES       PERCENTAGE OF
              NAME AND ADDRESS OF BENEFICIAL OWNER                                  BENEFICIALLY     BENEFICIALLY
              ------------------------------------                                      OWNED        OWNED SHARES
                                                                                    ------------     -----------
Sun Star Holdings, Inc.(1)........................................                   11,474,965             61.6%
   3168 Bel Air Drive
    Las Vegas, Nevada 89109
Theolene D. Moon (1)..............................................                   11,474,965             61.6%
   3168 Bel Air Drive
    Las Vegas, Nevada 89109
Winfield Moon, Sr. (1)............................................                   11,474,965             61.6%
   3168 Bel Air Drive
    Las Vegas, Nevada 89109
Carl W. Swan(2)...................................................                      258,973              1.4%
Fred W. Young(3)..................................................                            0                 *
Tim Shelby(4).....................................................                            0                 *
Joseph Michaud (5)................................................                       22,532                 *
Charles Kim (6)...................................................                            0                 *
Patrick Mc Carrick(7).............................................                            0                 *
Executive Officers and Directors
    as a Group (Six persons)(8)...................................                      281,505              1.5%

-----------------------------------
* Less than 1%.
(1) The shares beneficially owned and the percentage include 11,474,965 shares owned by SunStar Holdings, Inc., a Nevada corporation wholly owned by Theolene D. Moon. Theolene Moon is the wife of Winfield Moon, Sr. the Chief Executive Officer of Butte Coal, Inc., a wholly owned subsidiary of the Company.
(2) The shares beneficially owned and the percentage include 80,000 shares owned by Nona Swan, wife of Carl W. Swan, the Chairman of the Board of the Company.
(3) Fred W. Young is the President, Chief Executive Officer, Treasurer and Director of the Company.
(4) Tim Shelby is a Director of the Company.
(5) Joseph Michaud is a Director of the Company.
(6) Charles Kim is a Director of the Company.
(7) Patrick Mc Carrick is a Director of the Company.

(8) The shares beneficially owned and the percentage include the shares beneficially owned by Messrs Swan, Young, Shelby, Michaud, Kim and McCarrick, the Company's officers and Directors.

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

         On January 18, 1999 the Company granted 100,000 stock options priced at $1.25 expiring on December 31, 2003 to Alain Louriquer, the Region Manger of Potomac Energy (BVI), Ltd. based in Bogota, Colombia as compensation for his efforts in obtaining and working with the Guaduas Association Contract. The Company further granted 100,000 stock options priced at $1.25 expiring on December 31, 2003 to James Frazier for his continued efforts as Chief Financial Officer. On July 1, 1999 the Company revoked and canceled 100,000 stock options priced at $1.00 expiring on December 31, 2003 previously granted to Frank Mahan as a result of his resignation from the Company. On November 11, 1999 the Company granted to Alvaro Lopez Cayzedo 100,000 stock options priced at $1.00 expiring on December 31, 2003 for his acceptance as Director to the Company replacing Frank Mahan.

         On November 19, 1999 the Company issued to William B. Haines 290,000 shares of Preferred Stock convertible to 435,000 shares of common stock or 1.5 common shares for each share of preferred stock for his financial contribution of $290,000 paid to the Company for further credit to Dolphin Industries, Inc. in benefit of the Thomas Refinery.

         Subsequent to the end of the fiscal year and in accordance with the acquisition of Butte Coal, Inc. the Company agreed to convert all outstanding stock options and stock warrants to common stock at a fifty percent (50%) discount. Prior to conversion there were 1,175,000 stock options issued and outstanding to officers and directors as a combined group. After conversion, the officers and directors received a combined total of 587,500 shares of common stock. The Officers and Directors did not own any stock warrants and as a result did not receive any distribution from the conversion of these instruments.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  REPORTS ON FORM 8-K:
         During 1999 the Company did not file any reports on Form 8-K. However, subsequent to the fiscal year-end the Company did file Form 8-K giving effect to the acquisition of Butte Coal, Inc. and effective change in ownership and control of the Parent.- See 8-K.

(b)  EXHIBITS:

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

         2.4 Basic Contract of Small Carbon Exploration/Exploitation between Ecocarbon and Erasmo Alfredo Almanza LaTorre, dated July 10, 1998, incorporated by reference to Registrant's Form 10-KSB Annual Report for the year ended December 31, 1998.

         2.5 Agreement of Association between Dr. Erasmo Almanza LaTorre and Carbones de Guaduas, Ltd., dated April 6, 1998, incorporated by reference to Registrant's Form 10-KSB Annual Report for the year ended December 31, 1998.

         2.6 Letter Agreement between Arena Power, L.P. and Registrant, dated December 2, 1998, incorporated by reference to Registrant's Form 10-KSB Annual Report for the year ended December 31, 1998.

         2.7 Potomac Energy Corporations Investment Compensation Agreement between the Company and Dolphin Industries dated November 19, 1999.

         2.8 Potomac Energy Corporations Merger Agreement and Plan of Reorganization (Amended and Restated) with Butte Coal, Inc. dated March 31, 2000, incorporated by reference to the Registrant's Form 8-K.

         3.1 Subsidiaries of Registrant, incorporated by reference to Registrant's Form 10-KSB Annual Report for the year ended December 31, 1998 which remain unchanged to date.

         4.1 Potomac Energy Corporation Non-Qualified Stock Option Plan adopted January 28, 1998, incorporated by reference to Registrant's Form 10-KSB Annual Report for the year ended December 31, 1998.

         5.0 Potomac Energy Corporation Rights and Powers Designation for the Preferred Stock dated July 19, 1999, incorporated by reference to the Registrant's Form 10-QSB for the period ended September 30, 1999.

         6.0 Butte Coal, Inc. & World Link Capital, LLC. Agreement dated September 9, 1999, now expired.

         7.0 Energas Resources, Inc. and Potomac Stock and Asset Exchange Agreement, dated June 2, 2000.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   POTOMAC ENERGY CORPORATION
                                   (Formerly Midwestern Resources, Inc.)
                                            (Registrant)


                                   By:  /s/ FRED W. YOUNG
                                       ----------------------------------------
                                            Fred W. Young, President,
                                            Chief Executive Officer

Date: June 20, 2000

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    NAME                                    TITLE                                      DATE
    ----                                    -----                                      ----

  /s/ CARL W. SWAN                          Chairman of the Board Directors            June 20, 2000
------------------------------------
    Carl W. Swan



  /s/   TIM SHELBY
------------------------------------        Director                                   June 20, 2000
    Tim Shelby



  /s/ CHARLES KIM                           Director                                   June 20, 2000
------------------------------------
    Charles Kim



  /s/ PATRICK MCCARRICK                      Director                                  June 20, 2000
------------------------------------
    Patrick McCarrick



------------------------------------
    Edward Michuad                          Director                                   June 20, 2000

1.1      CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Financial Statements

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

December 31, 1999


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


Board of Directors
Potomac Energy Corporation
Oklahoma City, Oklahoma



We have audited the accompanying Consolidated Balance Sheets of Potomac Energy Corporation (an Oklahoma corporation in the development stage) and Subsidiaries as of December 31, 1999 and 1998, and the related Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended and for the period from April 7, 1997 (Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Potomac Energy Corporation and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended and for the period from April 7, 1997 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the financial statements, the Company has incurred net losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern at December 31, 1999. Management's plan in regard to those matters also are described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Smith Carney & Company, PC.
Oklahoma City, Oklahoma
May 9, 2000
(Except for Note P
Dated June 2, 2000)

CONSOLIDATED BALANCE SHEETS
POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)


                                                                    DECEMBER 31,
                                                            ----------------------------
                                                               1999              1998
                                                            ----------        ----------
ASSETS
------
CURRENT ASSETS
  Cash                                                      $    1,424        $  218,788
  Accounts receivable, other                                       776             1,615
                                                            ----------        ----------
          Total Current Assets                                   2,200           220,403
                                                            ----------        ----------

INVESTMENTS                                                    290,000                 -
                                                            ----------        ----------

PROPERTY AND EQUIPMENT
  Furniture and equipment                                       27,818            27,818
  Office equipment, capital leases                              46,379            46,379
  Leasehold improvements                                         6,912             6,912
  Oil and gas properties, non-
    producing, full cost method                                561,418           472,331
  Coal interests, non-producing                                      -            20,909
                                                            ----------        ----------
                                                               642,527           574,349
  Less accumulated depreciation                                (20,303)           (6,287)
                                                            ----------        ----------
                                                               622,224           568,062
                                                            ----------        ----------
OTHER ASSETS
  Deposits                                                       4,061             4,061
                                                            ----------        ----------

                                                            $  918,485        $  792,526
                                                            ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Bank overdraft                                            $   34,589        $        -
  Accounts payable                                             154,273           120,248
  Notes payable                                                148,500                 -
  Accrued interest                                               8,136                 -
  Accrued taxes, other than income                               3,497            17,953
  Current portion of capital
    lease obligations                                           14,908            17,384
                                                            ----------        ----------
          Total Current Liabilities                            363,903           155,585
                                                            ----------        ----------

LONG-TERM PORTION OF CAPITAL
  LEASE OBLIGATIONS                                              5,832            21,923
                                                            ----------        ----------

STOCKHOLDERS' EQUITY
 Preferred stock, Series A, $.001 par
    value; 20,000,000 shares authorized and
    290,000 shares issued and outstanding
    in 1999, entitled in liquidation to $348,000                   290                 -
 Common stock, $.01 par value; 50,000,000
    shares authorized and 8,094,270 and
    7,869,270 shares issued and outstanding,in 1999
    and 1998 respectively                                       80,943            78,693
 Paid-in capital                                             2,559,846         2,035,886
 Deficit accumulated during
    development stage                                       (2,092,329)       (1,499,561)
                                                            ----------        ----------
                                                               548,750           615,018
                                                            ----------        ----------

                                                            $  918,485        $  792,526
                                                            ==========        ==========


See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)



                                                                                                     PERIOD FROM
                                                                                                      INCEPTION
                                                                     FOR THE YEAR                  (APRIL 7, 1997)
                                                                       ENDING                            TO
                                                                     DECEMBER 31,                   DECEMBER 31,
                                                                1999             1998                   1999
                                                           -------------     -------------        ---------------
REVENUES
--------
  Interest earned                                            $    1,562       $     7,747          $      10,752
  Foreign currency gain (loss)                                     (389)              830                    441
                                                             ----------       -----------          -------------
                                                                  1,173             8,577                 11,193
                                                             ----------       -----------          -------------

EXPENSES
--------
  Advertising and marketing                                       7,939             6,042                 13,981
  Auto expense                                                    4,181             1,672                  5,853
  Bank charges                                                      834             1,927                  2,761
  Computer expense                                                  763             3,000                  3,763
  Consulting                                                     41,082           237,947                475,909
  Stock-based non-employee
    compensation expense                                              -            92,159                 92,159
  Contributions                                                       -               250                    250
  Depreciation                                                   14,016             6,287                 20,303
  Dues and subscriptions                                            236             6,050                  6,286
  Employee benefits                                              30,928             9,409                 40,337
  Impairment                                                     24,881                 -                 24,881
  Insurance                                                         780               418                  1,198
  Interest                                                       16,395             2,784                 19,179
  Meals and entertainment                                        24,315            17,442                 41,757
  Miscellaneous                                                   1,882            13,943                 15,825
  Office expense                                                  5,312             1,571                  7,856
  Office supplies                                                 2,208             5,718                  8,236
  Payroll taxes                                                  19,237            11,180                 30,417
  Professional fees                                              64,547            83,382                168,606
  Rent                                                           45,934            21,869                 67,803
  Salaries                                                      203,734           101,337                305,071
  Stock-based employee
    compensation expense                                              -           131,250                606,250
  SEC expenses                                                   14,467            17,103                 31,570
  Taxes, other than income                                        8,247             7,639                 15,886
  Telephone                                                      27,348            10,118                 38,202
  Travel                                                         34,675            21,842                 59,183
                                                             ----------       -----------          -------------
                                                                593,941           812,339              2,103,522
                                                             ----------       -----------          -------------

          Net Loss                                           $ (592,768)      $  (803,762)         $  (2,092,329)
                                                             ==========       ===========          =============

Net Loss Per Share                                           $     (.07)      $      (.12)
                                                             ==========       ===========

Weighted Average Number of
  Common Shares Outstanding                                   7,990,106         6,877,649
                                                             ==========       ===========


See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)


                            COMMON          PREFERRED
                            STOCK            SERIES A        PAID IN   ACCUMULATED
                      SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL     DEFICIT       TOTAL
                     ---------  -------   -------  ------  ----------  -----------   --------
APRIL 7, 1997                -  $     -       -    $   -   $      -    $       -     $    -
-------------
  (Inception)

Sale of stock        2,800,000   28,000                -      384,000          -      412,000
Shares issued
  for services       1,900,000   19,000                -      456,000          -      475,000
Net loss                     -        -       -                   -       (695,799)  (695,799)
                     ---------  -------   -------  ------  ----------  -----------   --------

DECEMBER 31,
  1997               4,700,000   47,000       -        -      840,000     (695,799)   191,201
  ----
Sale of stock        1,040,000   10,400       -        -      737,977          -      748,377
Shares issued
  for services       1,550,000   15,500       -        -      372,000          -      387,500
Shares issued
  during re-
  organization
  (Note B)             579,270    5,793       -        -          -            -        5,793
Value of stock
  options granted
  to consultants             -        -       -        -       85,909          -       85,909
Net loss                     -        -       -        -          -       (803,762)  (803,762)
                     ---------  -------   -------  ------  ----------  -----------   --------

DECEMBER 31,
  1998               7,869,270   78,693       -        -    2,035,886   (1,499,561)   615,018
  ----

Sale of stock          180,000    1,800   290,000     290     523,960          -      526,050
Shares issued
  for services          45,000      450       -        -                       -          450
Net loss                     -        -       -                   -       (592,768)  (592,768)
                     ---------  -------   -------  ------  ----------  -----------   --------

DECEMBER 31,
  1999               8,094,270  $80,943   290,000  $  290  $2,559,846  $(2,092,329)  $548,750
  ----               =========  =======   =======  ======  ==========  ===========   ========


See accompanying summary of accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)


                                                                            PERIOD FROM
                                                                             INCEPTION
                                                   FOR THE YEAR           (APRIL 7, 1997)
                                                      ENDING                    TO
                                                   DECEMBER 31,            DECEMBER 31,
                                               1999            1998            1999
                                           ------------   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
  Net loss                                  $ (592,768)    $ (803,762)     $ (2,092,329)
  Adjustments to reconcile net loss
    to net cash provided (used) by
    operating activities:
      Stock compensation:
        Compensation expense                       -          131,250           606,250
        Consulting expenses                        -           92,159            92,159
      Depreciation and impairment               38,897          6,287            45,184
      (Increase) decrease in
        accounts receivable                        839        148,385              (776)
      Increase (decrease) in:
        Bank overdraft                          34,589            -              34,589
        Accounts payable                        34,025         19,769           175,495
        Accrued expenses                        (6,320)        17,953            11,633
      Deposits                                     -           (4,061)           (4,061)
                                           ------------   --------------  --------------
          Net Cash Used By
            Operating Activities              (490,738)      (392,020)       (1,131,856)
                                           ------------   --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
  Exploration of oil and gas
    properties                                 (89,087)      (221,210)         (311,418)
  Exploration of coal properties                (3,972)       (20,909)          (24,881)
  Purchase of furniture, equip-
    ment, and leasehold
    improvements                                   -          (34,731)          (34,731)
  Purchase of investments                     (290,000)           -            (327,777)
  Sale of investments                              -           37,777            37,777
  Stock issued during re-
    organization                                   -            5,793             5,793
  Organization costs                                                            (21,222)
                                           ------------   --------------  --------------
      Net Cash Used By
            Investing Activities              (383,059)      (233,280)         (676,459)
                                           ------------   --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
  Sale of stock                                526,500        748,377         1,686,877
  Notes issued                                 148,500            -             148,500
  Payments on long-term debt                   (18,567)        (7,071)          (25,638)
                                           ------------   --------------  --------------
          Net Cash Provided By
            Financing Activities               656,433        741,306         1,809,739
                                           ------------   --------------  --------------

          Net Increase (Decrease) In Cash     (217,364)       116,006             1,424

CASH AT BEGINNING OF PERIOD                    218,788        102,782               -
---------------------------                ------------   --------------  --------------

CASH AT END OF PERIOD                       $    1,424     $  218,788      $      1,424
---------------------                      ============   ==============  ==============




Interest of $16,395 and $2,784 was paid and expensed in 1999 and 1998, respectively. The gross amount of financed long-term capital lease obligations was $46,379 in 1998.

See accompanying summary of accounting policies and notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)
December 31, 1999

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: Potomac Energy Corporation (Potomac), an Oklahoma corporation, is involved in identifying, investigating, exploring, and, where determined advantageous, developing, mining, refining, and marketing oil and gas. Potomac is currently a public company registered on NASDAQ's Over the Counter Bulletin Board (OTC:BB).

DEVELOPMENT STAGE ENTERPRISE: Potomac is a development stage enterprise and has yet to generate any revenue from oil and gas and has no assurance of future revenues from such sales. Oil and gas exploration and development is speculative in nature and, as such, involves a high degree of risk. The company plans to spend significant amounts on the acquisition and exploration of properties. These costs will require the company to raise additional capital through debt or equity financing. Such additional financing may require the encumbrance of company assets or agreements with other parties where some of the costs of exploration are paid by others in exchange for an interest in the property. The company has acquired interests in properties internationally. Such plans have additional risks because, in some cases, the country where the acquisition occurs may be considered politically and/or economically unstable.

RISKS AND UNCERTAINTIES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include depreciation, depletion, and amortization of proved oil and gas and coal reserves. Oil and gas reserve estimates used as the basis for depletion are inherently imprecise and are expected to change as future information becomes available.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the company; its wholly-owned subsidiary, Potomac Exploration Acquisition Corporation (PEAC), an Oklahoma corporation; Peac's wholly-owned subsidiary, Potomac Energy (BVI), Ltd., a British Virgin Islands corporation; and Magdalena Energia, LLC, a Texas limited liability company. All material intercompany accounts and transactions have been eliminated.

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

December 31, 1999

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

INCOME TAXES: One of the company's subsidiaries is a foreign corporation and is subject to the income tax laws of the various countries in which it may operate. Branch income from interests obtained through the association agreements in Colombia, South America are subject to colombian corporate income tax at a rate of 35%, as well as a 7% remittance tax on funds transferred to the united states.

The Company follows the asset/liability method of accounting for income taxes. under this method, deferred tax assets and liabilities are recognized for the future tax consequences of (I) temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements and (II) operating loss and tax credit carryforwards for tax purposes. Deferred tax assets are reduced by a valuation allowance when, based upon management's estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period.

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)
December 31, 1999

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

NOTE B--REORGANIZATION

Potomac is the surviving parent corporation as a result of a merger effective June 17, 1998 between Potomac Energy (Bermuda), Ltd. and Midwestern-Oklahoma Energy Resources Corporation, a publicly-held corporation. Potomac (Bermuda) with its wholly-owned subsidiary, Potomac Energy (BVI), Ltd., merged into Potomac Exploration Acquisition Corporation, a subsidiary of Midwestern. Potomac (Bermuda) was dissolved. The merger was accounted for as a reverse acquisition of Midwestern by Potomac (Bermuda). The stockholders of Potomac (Bermuda) were issued 7,050,000 shares of Midwestern common stock. With the exception of two management members, the Officers and Directors of Potomac (Bermuda) became the Officers and Directors of Midwestern. Midwestern then changed its name to Potomac Energy Corporation.

NOTE C--JOINT INTEREST OPERATIONS

Potomac has entered into a joint venture agreement with Seven Seas Petroleum Colombia (Seven Seas), a branch of Seven Seas Petroleum, Inc., which is a publicly traded Canadian corporation. Seven seas has obtained association contracts for oil and gas reserves identified through preliminary investigation in the Middle Magdalena Valley Basin in Central Colombia, South America. Seven Seas has been accepted by Ecopetrol, the state owned oil company in Colombia, to administer the association contracts covering certain properties known as the Rosa Blanca and Montecristo Blocks. Seven Seas owns a 75 percent interest and Potomac owns a 25 percent interest. Seven Seas is designated as the operator. As of December 31, 1999, no proved reserves were attributable to these contract areas.

In April, 1998, the Company entered into an agreement to undertake a feasibility study for the mining of coal and generation of electricity in the Guaduas Field located in Central Colombia, South America. The agreement with Erasmos Almanza La Torre, in his capacity as General Manager of Global Drilling de Colombia,

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)
December 31, 1999

NOTE C-- JOINT INTEREST OPERATIONS --Continued

provided for an interest in coal contracts in the area once the project's feasibility has been established. Almanza holds association contracts with Ecocarbone, the state agency of Colombia that oversees the production of coal. In December, 1998, the Company organized a wholly-owned subsidiary, Magdalena Energia, LLC, a Texas limited liability company, to manage its coal and generation of energy interests located in Colombia. As of December 31, 1999, the Company has terminated its pursuit of this project due to insufficient coal reserves. All costs incurred to date have been charged to expense.

NOTE D--RELATED PARTY TRANSACTIONS

The Company's predecessor, Potomac Energy (Bermuda), Ltd. was managed by BV Operating, Ltd., an Oklahoma corporation, in accordance with a consulting agreement. BV Operating, Ltd. (BV) is owned by common shareholders of Potomac. Potomac paid a fixed rate of $30,000 per month to BV. BV was responsible for costs and expenses of all offices, salaries, and wages plus applicable burdens and expenses except for directly chargeable items. The direct charges include labor costs and benefits for field employees employed on the joint property in Colombia, professional contract services, maintenance and repair of equipment, insurance, travel, and other necessary expenses. The total paid to BV was $197,500 in 1998. The contract terminated as a result of the reorganization.

Potomac (Bermuda) and Potomac (BVI)'s offices are managed by a Stockholder. The Company pays a fee to the Stockholder of $1,500 per month, paid quarterly. The agreement between these parties is cancelable without notice. The total paid during 1999 and 1998 was $9,000 and $22,500, respectively.

Prior to the reoganization discussed in Note B, the Company issued 1,550,000 shares of common stock at a recorded value of $387,500 for services rendered in 1998. Of the stock issued in 1998, $250,000 was capitalized as geological and geophysical costs of oil and gas properties. The stock was valued at the price of stock being sold during that time.

NOTE E--PREFERRED STOCK

During 1999, the company created a series of preferred stock with a $.001 par value, designated as Series A Convertible Preferred Stock and reserved for issuance the number of shares of common stock, $.01 par value issuable upon conversion of the preferred stock. The preferred stock is not entitled to any dividends. The holders of the preferred stock are entitled to one and one-half votes per share on any matter brought before the holders of common stock.

The preferred stockholders have the right to convert their shares into one and one-half shares of common stock for each of preferred stock. The company may redeem the preferred stock at a price of 20% preference per share at any time after eighteen months from the date of issuance.

Upon liquidation, dissolution, or winding up of the Corporation, holders of preferred stock shall be entitled to receive 120% of the original purchase price

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)
December 31, 1999

NOTE E--PREFERRED STOCK--Continued

plus any declared dividends before any distributions are made to common stock holders.

NOTE F--STOCK OPTIONS

On April 18, 1998, the Company's predecessor, Potomac (Bermuda), granted stock options to purchase 950,000 shares of common stock during various periods at an exercise price of $1.00 except for 50,000 shares which have an exercise price of $.50. Options to purchase 100,000 shares expired in april 1999. The remaining options expire in December 2003. The company granted options to purchase 125,000 and 200,000 shares of common stock in 1998 and 1999 respectively at an exercise price of $1.00-$1.25. The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, no compensation expense is recognized when the exercise price of stock options equals the market price of the underlying stock on the date of the grant.

If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by SFAS 123, net loss and net loss per share would have increased to the pro forma amounts shown as follows.

                                                           December 31
                                                           -----------
                                                    1999                1998
                                                   --------------------------
          Pro Forma Net Loss                       $(714,621)     $(815,543)

          Pro Forma Net Loss Per Share             $    (.09)     $    (.12)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: weighted average risk free interest rate of 5.50 percent; no dividend yield; volatility of 40%; and expected life less than six years. The Company granted options prior to public trading on NASDAQ's OTC BB. Consequently, the underlying common shares had no historic volatility prior to October 13, 1998. The fair values of the options granted prior to October 13, 1998 were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

NOTE G--WARRANTS

In 1999, the Company issued stock under a Private Placement Memorandum. As part of the subscription, one Redeemable Warrant was issued with each share of common stock purchased. Each warrant can be exercised for the purchase of one share of common stock

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)
December 31, 1999

NOTE G--WARRANTS - continued

on, or before, June 30, 2002 for $4. As of December 31, 1999, there were 320,000 warrants outstanding.

NOTE H--NOTES PAYABLE

At December 31, 1999, notes payable consist of notes payable to stockholders. These notes provide interest at 20%, are due within six months of issuance, and are convertible to common stock. The conversion price is 25% below the current market price as of the date of the note. As of December 30, 1999, $50,000 of notes had become due and are to be converted to 69,620 shares of common stock.

NOTE I--CAPITALIZED LEASES

In 1998, the Company acquired telephone and computer equipment in the amount of $46,379 that is subject to long-term capital leases. Accumulated depreciation at 1999 year-end was $13,854.

The future minimum lease payments for these capital leases are as follows:


             2000                                                       $18,833
             2001                                                         6,780
                                                                        -------
                                                                         25,613
        Less amount representing interest                                (4,873)
                                                                        -------
             Present Value of Minimum
               Lease Payments                                            20,740
        Current portion                                                 (14,908)
                                                                        -------
              Long-Term Obligations
                          Under Capital Leases                          $ 5,832
                                                                        =======


NOTE J--OPERATING LEASES

During 1998, the Company entered into a lease for office space in Oklahoma City for a term of five years. Minimum lease payments remaining under this lease are:


                                          2000               $47,800
                                          2001                49,674
                                          2002                50,612
                                          2003                25,306



Rent expense for the year was $45,934.

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

December 31, 1999


NOTE K--INCOME TAXES

The geographical sources of tax losses were as follows:



                                                           YEAR ENDED
                                                           DECEMBER 31,
                                                     -----------------------
                                                        1999          1998
                                                     ---------     ---------
         United States                               $(503,897)    $(103,536)
         Foreign                                       (80,958)     (459,839)
                                                     ---------     ---------

                                                     $(584,855)    $(563,375)
                                                     =========     =========


Net deferred income taxes consist of the following:



                                                   YEAR ENDED
                                                   DECEMBER 31,
                                            -----------------------
                                               1999          1998
                                            ---------     ---------
Deferred tax asset                          $ 284,457     $ 286,155
               Valuation allowance           (284,457)     (286,155)
                                            ---------     ---------

                                            $       -     $       -
                                            =========     =========


The Company has not recorded any deferred income tax provision or benefit. The Company's provision for income taxes differs from the amount computed by applying statutory rates, due principally to the valuation allowance recorded against its deferred tax asset relating primarily to net operating tax loss carry forwards. Temporary differences included in deferred tax assets relate primarily to restricted stock issued for compensation. The U.S. net operating loss carryforward as of December 31, 1999 was approximately $700,000.

NOTE L--ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standard No.133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the Balance Sheet as either an asset or liability measured at its fair value. Statement No. 133 will not currently impact the Company's disclosures or reporting.

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

December 31, 1999

NOTE M--CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which, at times, may exceed federal insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

NOTE N--INVESTMENTS

In November, 1999, Potomac acquired a 9% interest in Dolphin Industries, Inc. for $290,000. During 1999, Dolphin acquired an abandoned oil refinery in western Oklahoma. As of May 9, 2000, the refinery was completing its renovations and hoped to be in operation by the end of May. Dolphin is also a development stage enterprise and its existence depends upon the completion of its renovations, obtaining adequate funding for a reliable supply of crude oil, and acquisition of sales contracts.

NOTE 0--GOING CONCERN

Potomac has incurred substantial losses since inception and has yet to establish income-producing operations. At December 31, 1999, current assets were $2,200 and current liabilities were $363,903.

For the company to continue, it will have to acquire operating capital to meet its financial obligations and its operating expense for 2000. The Company hopes to merge with another company that can assume its obligations.

NOTE P--SUBSEQUENT EVENTS

On March 31, 2000, the Company entered into a plan of reorganization and agreement of merger with Butte Coal, Inc. Potomac will execute a reverse stock split of 5 to 1 and issue a sufficient number of shares to the stockholders of Butte to effect a 61% controlling interest of Potomac. Butte owns coal properties in Utah and is currently inactive.

Potomac's continued existence will depend upon the amount of cash that will become available in connection with the merger and Potomac's ability to continue to raise equity.

Subsequent to the end of the year and in accordance with its acquisition of Butte Coal, Inc., the Company converted all outstanding stock options and warrants to common stock at a 50% discount. Prior to conversion there were 1,175,000 stock options issued and outstanding and 320,000 warrants issued and outstanding. The stock options were converted into 587,500 shares of common stock and the warrants were converted into 160,000 shares of common stock. Notes payable at December 31, 1999 were also converted into common stock in accordance with their terms.

On June 2, 2000, the Company entered into an exchange agreement with Energas Resources, Inc., an Oklahoma based publicly traded Canadian corporation. Potomac is to exchange its wholly-owned subsidiary, Potomac Energy (BVI), Ltd. whose

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

December 31, 1999

NOTE P--SUBSEQUENT EVENTS-continued

major assets are 25% interests in the Colombian Rosablanca and Montecristo Association Contracts and its 9% interest in Dolphin Industries, Inc., whose major asset is the Thomas refinery, for 1,900,000 shares of restricted common stock of Energas plus 2,000,000 warrants. The two-year warrants are convertible to 2,000,000 shares of common stock with a strike price for the first year of $1.50 and for the second year of $1.72.

If the Energas transaction is not consummated, the Company still plans to sell these assets.

SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized costs at December 31, 1999 and 1998, respectively, relating to the Company's oil and gas activities are as follows:


                                                                   1999         1998
                                                                --------      --------
                Unproved properties, Colombia, net              $561,418      $472,331


                Costs incurred were as follows:

                Exploration costs                               $ 89,087      $472,331
