Form 10QSB
period 2000-03-31
POTOMAC ENERGY CORP
filed 2000-06-26
CIK 316643

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 19934 for the quarterly period ended March 31, 2000.

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         __________.

COMMISSION FILE NUMBER:  0-9474

                           POTOMAC ENERGY CORPORATION
                      (FORMERLY MIDWESTERN RESOURCES, INC.)
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          OKLAHOMA                                     73-1088064
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

   2601 NORTHWEST EXPRESSWAY, SUITE 1100W
         OKLAHOMA CITY, OKLAHOMA                                73112-7293
  (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (405) 840-1427


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes X No
                                                                  ---     ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 23, 2000 18,641,644 shares of issuer's Common Stock, $.01 par value per share, were outstanding. This reflects stock issued as a result of recent events subsequent to the period ending March 31, 2000. - See Item 2. Management's Discussion and Analysis or Plan of Operations.


                     TRANSITIONAL SMALL BUSINESS DISCLOSURE
                               FORMAT (CHECK ONE):
                                    Yes    No X
                                       ---   ---

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements
         Independent Accountants' Report......................................................................... 3

         Consolidated Balance Sheets, March 31, 2000 (Unaudited) and December 31, 1999 (Audited)..................4

         Consolidated Statements of Operations and Accumulated Deficit for the
          Three Months Ended March 31, 2000 (Unaudited), the Period from Inception (April 7, 1997)
         to March 31, 2000, the and the Three Months Ended March 31, 1999 (Unaudited).............................5

         Consolidated Statements of Cash Flows for the Three Months Ended March
         31, 2000 (Unaudited), the Period from Inception (April 7, 1997) to
         March 31, 2000, the and the Three Months Ended March 31, 1999
         (Unaudited)..............................................................................................6

         Notes to Consolidated Financial Statements (March 31, 2000 Information is Unaudited).................... 7

Item 2.  Management's Discussion and Analysis or Plan of Operations...............................................9

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................12

Item 2.  Changes in Securities and Use of Proceeds...............................................................12

Item 3.  Submission of Matters to a Vote of Security Holders.....................................................13

Item 4.  Other Information.......................................................................................13

Item 5.  Exhibits and Reports on Form 8-K........................................................................13

Signatures.......................................................................................................14


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

Board of Directors
Potomac Energy Corporation
Oklahoma City, Oklahoma



We have reviewed the accompanying Consolidated Balance Sheets of Potomac Energy Corporation (an Oklahoma corporation in the development stage) and Subsidiaries as of March 31, 2000, and the related Consolidated Statements of Operations, and Cash Flows for the three months period ending March 31, 2000 These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. An review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for the financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted audit standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principals.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated Balance Sheet of Potomac Energy Corporation and Subsidiaries as of December 31, 1999 and the related Consolidated Statements of Operations and Accumulated Deficit and Cash Flows for the year then ended (not presented herein); and in our report dated May 9, 2000 we expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note C to the financial statements, the Company has incurred note losses since its inception and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/S/ Smith Carney & Company, PC.
Oklahoma City, Oklahoma
June 21, 2000

PART I.                            POTOMAC ENERGY CORPORATION
ITEM 1. FINANCIAL STATEMENTS    (A DEVELOPMENT STAGE ENTERPRISE)
                                  CONSOLIDATED BALANCE SHEETS


                                                                                     3/31/00       12/31/99
                                                                                   (UNAUDITED)    (AUDITED)
                                                                                  -----------    -----------
                                    ASSETS
CURRENT ASSETS:
         Cash                                                                     $       528    $     1,424
         Accounts Receivable                                                      $       776    $       776
         Marketable Securities                                                    $         -    $         -
                                                                                  -----------    -----------
                  Total Current Assets                                            $     1,304    $     2,200
                                                                                  -----------    -----------
INVESTMENTS                                                                       $   290,000    $   290,000
                                                                                  -----------    -----------
PROPERTY & EQUIPMENT
Furniture & Equipment                                                             $    27,818    $    27,818
Office Equipment, capital leases                                                  $    46,379    $    46,379
Leasehold improvements                                                            $     6,912    $     6,912
Oil and Gas Interests, non-producing , Full Cost Method                           $   561,418    $   561,418
                                                                                  $         -    $         -
                                                                                  -----------    -----------
                                                                                  $   642,527    $   642,527
           Less Accumulated Depreciation                                          $   (23,803)   $   (20,303)
                                                                                  -----------    -----------
                                                                                  $618,724.12    $   622,224
OTHER ASSETS
  Organization Costs                                                              $         -    $         -
  Deposits                                                                        $     4,061    $     4,061
                                                                                  -----------    -----------
TOTAL ASSETS                                                                      $   914,089    $   918,485
                                                                                  ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Bank Overdraft                                                           $    22,088    $    34,589
         Accounts Payable                                                         $    79,815    $   154,273
         Notes Payable, Stockholders                                              $   368,950    $   148,500
         Accrued Interest                                                         $    18,698    $     8,136
         Accured Taxes, other than income                                         $     4,116    $     3,497
         Current portion of capital
         Lease obligations                                                        $    11,394    $    14,908
                                                                                  -----------    -----------
                  Total Liabilities                                               $   505,061    $   363,903
                                                                                  -----------    -----------
Long-Term Portion of Capital
    Lease Obligations                                                             $     4,502    $     5,832
                                                                                  -----------    -----------
Commitments and Contingencies
Stockholders' Equity:
         Preferred Stock, Series A, $.001 par value; 20,000,000 shares of convertible stock authorized and 290,000 shares issued and outstanding
         in 1999, entitled in liquidation to $348,000                             $       290    $       290

         Common Stock, $.01 par value; 50,000,000 shares authorized and
         8,094,270 issued and outstanding                                         $    80,943    $    80,943
         Additional Paid-In Capital                                               $ 2,559,846    $ 2,559,846
         Deficit Accumulated During Development Stage                             $(2,236,553)   $(2,092,329)
                                                                                  -----------    -----------
                  Total Stockholders' Equity                                      $   404,526    $   548,750
                                                                                  -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $   914,089    $   918,485
                                                                                  -----------    -----------

                             SEE ACCOMPANYING NOTES.

                           POTOMAC ENERGY CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
    CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT (UNAUDITED)

                                                                                                  Period from Inception
                                                                 Three Months      Three Months           7-Apr-97
                                                                     Ended             Ended                  to
                                                                   31-Mar-00         31-Mar-99            31-Mar-00
                                                                 -----------      ------------    ---------------------
REVENUES
         Income                                                           -                 -                  -
         Foreign Currency                                                 -                 -                 441
         Interest Income                                                  -                974             10,752
                                                                 -----------       -----------        -----------
                  TOTAL REVENUES                                 $        -        $       974        $    11,193
                                                                 ===========       ===========        ===========
EXPENSES
         Advertising                                                   1,031             1,610             15,012
         Auto                                                            121             1,999              5,974
         Bank charges                                                    293               152              3,054
         Computer Expense                                                 -                 -               3,763
         Consulting                                                       -             31,861            475,909
         Stock-Based Non-Employee Compensation Expense                    -                 -              92,159
         Contributions                                                    50                -                 300
         Depreciation                                                  3,500             3,505             23,803
         Dues & Subscriptions                                             55               136              6,341
         Employee Benefit Program                                      5,288               426             45,625
         Impairment                                                       -                 -              24,881
         Insurance                                                     3,845             7,158              5,043
         Interest                                                     12,331             2,612             31,510
         Meal & Entertainment                                          2,814             7,174             44,571
         Miscellaneous                                                 5,834             3,281             21,659
         Office Expense                                                  392               527              8,248
         Office Supplies                                                 659                75              8,895
         Payroll Tax                                                   3,242             5,199             33,659
         Professional fees                                            37,714            12,515            206,320
         Rent & Lease                                                 11,716            10,068             79,519
         Salaries                                                     43,340            60,740            348,411
         Stock-Based Employee Compensation Expense                        -                 -             606,250
         SEC Related Expense                                           2,447             3,217             34,017
         Taxes                                                            -                 -              15,886
         Telephone                                                     6,120             6,399             44,322
         Travel                                                        3,433            11,083             62,616
                  TOTAL EXPENSES                                  $  144,224       $   169,735        $ 2,247,746
                                                                 ===========       ===========        ===========
NET LOSS - DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE           $ (144,224)      $  (168,761)       $(2,236,553)
                                                                 ===========       ===========        ===========
         Net Loss Per Share                                       $    (0.02)      $     (0.11)       $     (0.28)
                                                                 ===========       ===========        ===========
Weghted Average Number of Common Shares Outstanding                8,094,270         1,589,000          8,094,270
                                                                 ===========       ===========        ===========

                             SEE ACCOMPANYING NOTES

                           POTOMAC ENERGY CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      THREE MONTHS        THREE MONTHS             PERIOD FROM
                                                                          ENDED               ENDED                INCEPTION
                                                                                                                 (APRIL 7, 1997)
                                                                                                                       TO
                                                                        31-MAR-00           31-MAR-99               31-MAR-00
                                                                       ----------          -----------             ----------
Cash Flows from Operating Activities:
         Net Loss                                                        (144,224)            (168,761)             (2,236,553)
         Adjustment to Reconcile Net Loss to Net Cash
         Provided  (used) by Operations:
                  Stock Compensation:
                  Compensation Expense                                         -                    -                  606,250
                  Consulting Expense:                                          -                    -                   92,159
                  Depreciation                                              3,500                3,505                  48,684
                  (Increase) Decrease:
                           Accounts Receivable                                 -                (2,468)                   (776)
                  Increase (Decrease):
                           Bank Overdraft                                 (12,501)                                      22,088
                           Accounts Payable                               (74,458)              17,552                 101,037
                           Accrued taxes                                      619                   -                      619
                           Accrued Expenses                                10,562                1,940                  22,195
                  Deposits                                                     -                    -                   (4,061)
                                                                       ----------          -----------             ----------
                           NET CASH USED BY OPERATING ACTIVITIES       $ (216,502)         $  (148,232)            $(1,348,358)
                                                                       ==========          ===========             ===========
Cash Flows from Investing Activities:
         Exploration of Oil and Gas Properties:                                -               (44,759)               (311,418)
         Exploration of Coal Properties:                                       -                 1,819                 (24,881)
                  Purchase of Poperty & Equipment                              -                  (104)                (34,731)
                  Purchase of Investment                                       -                    -                 (327,777)
                  Sale of Investments                                          -                    -                   37,777
         Stock Issued During reorganziation                                    -                    -                    5,793
         Organization Costs                                                    -                    -                  (21,222)
                                                                       ----------          -----------             ----------
                           NET CASH USED BY INVESTING ACTIVITIES       $       -           $   (43,043)            $  (676,459)
                                                                       ==========          ===========             ===========
Cash Flows from Financing Activities:
         Sale of Stock                                                         -                    -                1,686,877
         Notes Issued                                                     220,450                                      368,950
         Paid in Capital                                                       -                    -                       -
         Payments on Long-Term Debt:                                       (4,844)              (5,100)                (30,482)
                                                                       ----------          -----------             ----------
                           NET CASH USED BY FINANCING ACTIVITIES          215,606               (5,100)              2,025,345
                                                                       ----------          -----------             ----------
NET INCREASE (DECREASE) IN CASH                                              (896)            (196,377)                    528
Cash at Beginning of Period                                                 1,424              218,786                      -
                                                                       ----------          -----------             ----------
CASH AT END OF PERIOD                                                  $      528          $    22,409             $       528
                                                                       ==========          ===========             ===========


                             SEE ACCOMPANYING NOTES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)
POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)
March 31, 1999

NOTE A--FINANCIAL STATEMENT PRESENTATION

The consolidated, condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and foot notes disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of he information contained therein. It is suggested that these consolidated, condensed interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. The Company follows the same accounting policies in preparation of interim reports. Results of operation for the interim periods are not indicative of annual results.

NOTE B--DEVELOPMENT STAGE ENTERPRISE

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


NOTE C-- GOING CONCERN

Potomac has incurred substantial losses since inception and has yet to establish income-producing operations. At December 31,1999, current assets were $2,200 and current liabilities were $363,903.

For the company to continue, it will have to acquire operating capital to meet its financial obligations and its operating expense for 2000. The Company hopes to merge with another company that can assume its obligations.

NOTE D-- SUBSEQUENT EVENT

On March 31,2000, the Company entered into a plan of reorganization and agreement of merger with Butte Coal, Inc. Potomac will execute a reverse stock split of 5 to 1 and issue a sufficient number of shares to the stockholders of Butte to effect a 61% controlling interest of Potomac. Butte Coal, Inc. owns coal properties in Utah and is currently inactive.

POTOMAC ENERGY CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

March 31, 1999

NOTE D-- SUBSEQUENT EVENT-continued

Potomac's continued existence will depend upon the amount of cash that will become available in connection with the merger and Potomac's ability to continue to raise equity.

Subsequent to December 31, 1999 and in accordance with its acquisition of Butte Coal, Inc., the Company converted all outstanding stock options and warrants to common stock at a 50% discount. Prior to conversion there were 1,175,000 stock options issued and outstanding and 320,000 warrants issued and outstanding. The stock options were converted into 587,500 shares of common stock, and the warrants were converted into 160,000 shares of common stock. Notes payable at December 31, 1999 were also converted into common stock in accordance with their terms.

On June 2, 2000, the Company entered into a stock and asset exchange agreement with Energas Resources, Inc., an Oklahoma based publicly traded Canadian corporation. Potomac is to exchange its wholly-owned subsidiary, Potomac Energy
(BVI), Ltd. whose major assets are 25% interests in the Colombian Rosablanca and Montecristo Association Contracts, and its 9% interest in Dolphin Industries, Inc., whose major asset is the Thomas refinery, for 1,900,000 shares of restricted common stock of Energas plus 2,000,000 warrants. The two-year warrants are convertible to 2,000,000 shares of common stock with a strike price for the first year of $1.50 and for the second year of $1.72.

If the Energas transaction is not consummated, the Company still plans to sell these assets.

NOTE E--COMMITMENTS AND CONTINGENCIES

The Company has been notified that its share of exploration expense relating to its Colombian oil and gas properties for the First Quarter of 2000 will be in excess of $300,000. As of the date of this report, however, no invoice had been received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Report. The Company filed its Form 10-KSB with the Security and Exchange Commission on June 20,2000. The Company also filed Form 8-K on June 20,2000 outlining changes in control and ownership of the Company. The following information should be read in conjunction with of the Company's recently filed reports.

RECENT EVENTS

         Effective May 19, 2000, Potomac Energy Corporation (the "Company") acquired Butte Coal, Inc., a Utah corporation ("BCI"), by merging with the Company's wholly owned subsidiary, Potomac Energy Acquisition Corporation (the "Merger-Acquisition"). The Merger-Acquisition was completed in accordance with the Agreement and Plan of Merger dated March 31, 2000 (the "Merger Agreement"), which amended and restated the Agreement and Plan of Merger dated March 17, 2000.

         In accordance with the terms of the Merger Agreement, the Company converted its outstanding (i) stock options exercisable for the purchase of 1,175,000 shares of common stock, (ii) common stock purchase warrants exercisable for the purchase of 320,000 shares of common stock and (iii) corporate notes into shares of common stock. The stock options and warrants were converted at a 50% discount and resulted in the issuance of 587,500 and 160,000 shares of common stock, respectively. The convertible corporate notes were converted according to the terms of the notes, which resulted in the issuance of 605,581 shares of common stock. These conversions increased overall total outstanding common stock from 8,094,270 to 9,447,351 shares. Additionally, the Company reverse split its outstanding common stock on a 5 to 1 basis. With the reverse split all fractional shares were round up to the nearest whole share and resulted in the issuance of 400 additional shares. These actions reduced the total outstanding common stock from 9,447,351 to 1,889,870.

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

         As a result of Merger Acquisition, the officers and directors of BCI, Winfield Moon, Sr., President and Chief Executive Officer and Fred W. Young, Secretary and Treasurer, became officers and directors of the Company. SunStar Holdings, Inc. ("SunStar"), the controlling shareholder of BCI, became the single largest and controlling shareholder of the Company. As a controlling shareholder, SunStar exercised its right to appoint new directors to the Company and the previous officers and directors resigned, including Carl W. Swan, the Chief Executive Officer and James Frazier the Chief Financial Officer. Subsequently, Carl W. Swan was asked to become Chairman of the Board of the Company and upon his acceptance was reinstated as the Company's Chairman. Fred
W. Young was appointed as President and Chief Executive Officer of the Company and Winfield Moon, Sr. resigned as both an officer and director of BCI and an officer of the Company.

         BCI is the owner of certain undeveloped coal leases located in Garfield County, Utah (the "Butte Properties"). The coal leases cover 3,692.68 acres and have an estimated 71,736,000 tons of 12,480 BTU in ground coal reserves based on independent third party reports dated March 11, 2000. These appraisal reports were based on the purchase agreement between BCI and World Link Capital LLC dated September 19, 1999. The purchase agreement with World Link Capital LLC provided for a purchase price of $200,000,000. As of the date of this report, this purchase agreement had expired without performance by its own terms and World Link Capital LLC did not have any continuing obligations under the purchase agreement. BCI continues to negotiate purchase terms with World Link Capital LLC. BCI's Chief Executive Officer, Winfield Moon, Sr. believes positively that purchase terms will be agreed upon with World Link Capital LLC. The value of the coal reserves as supported by independent third party reports and the possible income which would result from the sale of the coal reserves are the two main factors the Company and its Board of Directors relied on in agreeing to the Merger-Acquisition of BCI.

         As a result of the Merger-Acquisition and the change of voting and management control of the Company, the Company's oil, gas, coal assets (substantially all of the assets of the Company) are held for sale. As mentioned, the Company, through its subsidiary BCI, intends to sell its coal properties to foreign markets which are in need of the relatively high BTU coal reserves to meet current clean air standards. In addition, the Company intends to divest its other energy based assets including its 25% working interest in the Rosablanca and Montecristo Association Contracts with Seven Seas Petroleum, Inc., (AMEX: SEV) as well as its net 9% ownership of Dolphin Industries, Inc. which owns the Thomas jet and diesel fuel refinery. To this end, the Company has entered into a Stock and Asset Exchange Agreement with Energas Resources, Inc., an Oklahoma based Canadian Public company. In exchange for the Rosablanca and Montecristo Association Contracts and the Company's interests in Dolphin Industries, Inc., this agreement provides for the issuance of 1,900,000 shares of restricted Energas Resources, Inc. common stock and common stock purchase warrants exercisable for the purchase of 2,000,000 shares of Energas Resources common stock for $1.50 per share during the initial year of the warrants and for $1.72 per share during the second year of the warrants.

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

         RESULTS OF OPERATIONS

         The following discussion and analysis of results of operations discussed below are for the period ending March 31, 2000.

         The Company is a development stage company that during the period ending March 31, 2000, did not have any revenue and incurred a net loss of $144,224. In 1999, for the period ending March 31, the net loss was $168,761. In the future and as a result of the change of control of the Company, it is anticipated that the Company will not derive its income from revenues generated by oil, gas or coal sales, but rather from its investments in and sales from emerging growth companies which the Company either owns or has an interest. There is no assurance that the Company will have revenues from oil, gas or coal sales in the future. The only revenue received by Potomac during 1999 was from interest income of $1,562. In 1998 the same generated $7,747 earned or accrued on cash and cash equivalents and marketable securities. For the period ending March 31, 2000, the Company continued to fulfill it's work commitments on the Rosablanca and Montecristo Association Contracts and entered a Definitive Agreement to acquire Butte Coal, Inc., and in connection therewith incurred $37,714 in professional fees and consulting expenses and incurred miscellaneous expenses of $106,510. This versus the period ending March 31, 1999 expenses of $44,376 for professional and consulting fees and $124,385 for miscellaneous expenses. Other than the activities associated with obtaining the fulfilling the required work commitments of the Rosablanca and Montecristo Association Contracts, Potomac only activity was in pursuit of the Merger-Acquisition with Butte Coal, Inc.

         If the Company is unsuccessful in divesting its energy related assets as currently planned, then the Company will continue to follow its original plan of exploration and development for oil and gas in accordance with its joint venture agreements. Should this be the case, the Company will continue to be subject to certain economic factors beyond its control, specifically: Oil, Gas and Coal Price Fluctuations, Seasonality and Inflation. The relative impact of these factors are reviewed below.

         EFFECTS OF RELATED ENERGY (OIL, GAS AND COAL) PRICE FLUCTUATIONS

         In the event the Company's exploration activities result in significant production of crude oil, natural gas or coal the Company's operations and the value of its assets, including producing and non-producing assets, will be subject to the effects of fluctuations in crude oil, natural gas and coal prices. As a result of the instability and volatility of prices and the surplus of crude oil and natural gas, and current market conditions within the oil and gas industry, financial institutions have become more selective in the energy lending area and have reduced the %age of existing reserves that may qualify for the borrowing base to support energy loans.


         In the future, the Company anticipates that should it be unable to sell its energy related assets, then its principal source of cash flows, if any, will be from the production and sale of crude oil, natural gas and coal reserves that are depleting assets. Cash flows from production sales depends upon the quantity of production and the price obtained for such production. Generally, an increase in prices allows a company to finance its operations to a greater extent with internally generated funds, may allow a company to obtain equity financing more easily or on better terms and lessens the difficulty of attracting financing alternatives available to a company from industry partners and non-industry investors. However, price increases heighten the competition for energy association contracts, leases and other contractual arrangement, increase the costs of exploration and development activities, and because of potential price declines, increase the risks associated with the purchase of producing properties while prices are at higher levels.


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

         LIQUIDITY AND CAPITAL RESOURCES

         Potomac has financed its development state activities through the sale of equity securities and does not have any borrowing facilities or arrangements in place to fund its capital commitments. For the period ending March 31, 2000, net cash used by operating activities totaled $216,502 versus the same period in 1999 which totaled $148,232, net cash used by investing activities for the period ending March 31, 2000 was zero versus 1999 which totaled $43,043 and net cash provided by financing activities for the period ending March 31, 2000 totaled $215,606 versus 1999 which used (5,100). As of March 31, 2000 the Company had negative working capital of $ (503,757) compared to negative working capital of $(149,626) at March 31, 1999.

         Under the terms of the Rosablanca and Montecristo Association Contracts, the Company has certain minimum work commitments on a joint venture basis with Seven Seas, the Company's share of such costs is estimated to be approximately $750,000. In addition to the minimum work commitments, the Company had established a 24-month plan of development of the Rosablanca and Montecristo Blocks at an estimated cost of $3,496,984. The negative working capital figure of $491,860 combined with the Company's share of the Colombian work commitments required, more than any other single factor, the Board of the Company to take action to find a suitable merger candidate that would protect the shareholders investment and provide the possibility of future liquidity. The Company anticipates that the costs of development of the Rosablanca and Montecristo Blocks will be funded by a third party that acquires these properties as disposed by the Company. Additionally, the Company hopes to receive additional monies from the sale and disposition of its interests in Dolphin Industries, Inc. and, as of March 31, 2000, Butte Coal, Inc. The Company may attempt to fund the future cash requirements of the Company through the offering of either equity and debt securities and, although unlikely, borrowings. There is no assurance that any such funding will be available or on terms acceptable to the Company.

         PLAN OF OPERATION


          The Company as a result of the Merger-Acquisition and the change in voting and management control has developed the following plan of operation to be followed during the next twelve months.

         1. Sell all of its existing energy related assets for either cash, stock, some combination thereof or some other consideration which provides greater future value and opportunity to the Company's shareholders.

         2. Evaluate both financially and materially emerging growth companies, both public and private, and acquire majority ownership in these companies or enter in to joint venture arrangements with these companies.

         3. Provide on-going management and financial support to the companies either wholly acquired or acquired an interest in, to enable the same to expand and further develop their operations, markets and sales to the benefit of the Company.

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

PART II

ITEM 1. LEGAL PROCEEDINGS
        Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         There were no material changes in Securities of the Company or use of Proceeds for the period ending March 31, 2000 other than those related to the Merger-Acquisition Agreement with Butte Coal, Inc. dated March 17, 2000 and amended and restated on March 31, 2000. As previously stated this agreement provided for the Company to convert its outstanding (i) stock options exercisable for the purchase of 1,175,000 shares of common stock, (ii) common stock purchase warrants exercisable for the purchase of 320,000 shares of common stock and (iii) corporate notes into shares of common stock. The stock options and warrants were converted at a 50% discount and resulted in the issuance of 587,500 and 160,000 shares of common stock, respectively. The convertible corporate notes were converted according to the terms of the notes, which resulted in the issuance of 605,581 shares of common stock. These conversions increased overall total outstanding common stock from 8,094,270 to 9,447,351 shares. Additionally, the Company reverse split its outstanding common stock on a 5 to 1 basis. With the reverse split all fractional shares were round up to the nearest whole share and resulted in the issuance of 400 additional shares. These actions reduced the total outstanding common stock from 9,447,351 to 1,889,870.

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

         The merger, and the above actions, were completed subsequent to the period ending March 31, 2000.


         COMMON STOCK

         As previously stated, pursuant to the Merger-Acquisition agreement with Butte Coal, Inc. the Company had reverse split its common stock on a 5 to 1 basis which resulted in total outstanding of common stock as of March 31, 2000 of 1,888,870.

         OUTSTANDING STOCK OPTIONS

         In conjunction with the Merger-Acquisition, the Company had converted all outstanding stock options to common stock in accordance with the terms of the Merger-Acquisition agreement with Butte Coal, Inc. All options were converted at a 50% discount. (See discussion above)

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

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

         2.7 Potomac Energy Corporations Investment Compensation Agreement between the Company and Dolphin Industries dated November 19, 1999, incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1999.

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

         6.0 Butte Coal, Inc. & World Link Capital, LLC. Agreement dated September 19, 1999, now expired, incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1999.

         7.0 Energas Resources, Inc. and Potomac Stock and Asset Exchange Agreement, dated June 2, 2000, incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1999.

(b)  REPORTS ON FORM 8-K.

         The Company filed a Form 8-K identifying changes in control and ownership of the registrant on June 20, 2000.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       POTOMAC ENERGY CORPORATION
                       (Formerly Midwestern Resources, Inc.)
                       (Registrant)


                        By: /s/ Fred W. Young
                           ----------------------------------------------------
                           Fred W. Young, President and Chief Executive Officer

Date: June 23, 2000