Form 10QSB
period 2000-06-30
POTOMAC ENERGY CORP
filed 2000-08-22
CIK 316643

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 19934 for the quarterly period ended June 30, 2000.

/ / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
         __________.

                       COMMISSION FILE NUMBER:  0-9474

                          POTOMAC ENERGY CORPORATION
                    (FORMERLY MIDWESTERN RESOURCES, INC.)
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


          OKLAHOMA                                     73-1088064
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

           3168 BEL AIR DRIVE
           LAS VEGAS, NEVADA                                89109
  (Address of principal executive offices)              (Zip Code)

                  Issuer's telephone number:  (702) 792-8404


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ]    No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 18, 2000 18,609,297 shares of issuer's Common Stock, $.01 par value per share, were outstanding. This reflects stock issued as a result of recent events subsequent to the period ending March 31, 2000. - See Item 2. Management's Discussion and Analysis or Plan of Operations.


                    TRANSITIONAL SMALL BUSINESS DISCLOSURE
                             FORMAT (CHECK ONE):
                                 Yes [ ]   No [X]

                              TABLE OF CONTENTS


PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements Independent Accountants' Report

            Consolidated Balance Sheets, June 30, 2000 (Unaudited) and December 31, 1999 (Audited)

            Consolidated Statements of Operations and Accumulated Deficit for the Six Months Ended June 30, 2000 (Unaudited), the Period from Inception (April 7, 1997)to June 30, 2000, the and the Six Months Ended June 30, 1999 (Unaudited)

            Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000(Unaudited), the Period from Inception (April 7,
            1997) to June 30, 2000, and the Six Months Ended June 30, 1999 (Unaudited)

            Notes to Consolidated Financial Statements (June 30, 2000 Information is Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operations

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Submission of Matters to a Vote of Security Holders

Item 4.  Other Information

Item 5.  Exhibits and Reports on Form 8-K

Signatures

PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements Independent Accountants' Report




                          POTOMAC ENERGY CORPORATION
                           Formely Butte Coal, Inc.
                        (A Development Stage Company)

                             Financial Statements

                     June 30, 2000, and December 31, 1999





                            WILLIAMS & WEBSTER PS
                         Certified Public Accountants
                       Bank of America Financial Center
                         W 601 Riverside, Suite 1940
                              Spokane, WA 99201
                                (509) 838-5111

                          POTOMAC ENERGY CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                               C O N T E N T S


ACCOUNTANT'S REVIEW REPORT                       1

FINANCIAL STATEMENTS

    Consolidated Balance Sheets                  2

    Consolidated Statements of Operations        4

    Statements of Stockholders' Equity           5

    Consolidated Statements of Cash Flows        8

NOTES TO FINANCIAL STATEMENTS                    9

The Board of Directors
Potomac Energy Corporation
Las Vegas, Nevada


ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying consolidated balance sheet of Potomac Energy Corporation (a development stage company formerly known as Butte Coal, Inc.) as of June 30, 2000, and the related consolidated statements of operations and, stockholders' equity, and cash flows for the six months ended June 30, 2000, and for the period from October 22, 1999 (inception) through June 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The balance sheet for the year ended September 30, 1999 was audited by other auditors whose report dated July 19, 2000 expressed an unqualified opinion on those statements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 21, 2000

                          POTOMAC ENERGY CORPORATION
                          FORMERLY BUTTE COAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS



                                                   June 30,      December 31,
                                                   2000          1999
                                                   ------------- -------------
                                                   (Unaudited)
ASSETS

CURRENT ASSETS
 Cash                                              $        437  $          -
 Accounts receivable                                      1,498             -
 Marketable securities                                  290,000             -
                                                   ------------- -------------
   Total Current Assets                                 291,935             -
                                                   ------------- -------------
OIL, GAS AND COAL PROPERTIES
 Oil and gas properties                                 561,418             -
 Coal properties                                      1,857,000     1,857,000
                                                   ------------- -------------
   Total Oil, Gas and Coal Properties                 2,418,418     1,857,000
                                                   ------------- -------------
PROPERTY AND EQUIPMENT
 Furniture and equipment                                 15,037             -
 Office Equipment                                        59,109             -
 Leasehold improvements                                   6,912             -
 Less accumulated depreciation                          (28,425)            -
                                                   ------------- -------------
   Total Property and Equipment                          52,633             -
                                                   ------------- -------------
OTHER ASSETS
 Deposits                                                 4,061             -
                                                   ------------- -------------

   TOTAL ASSETS                                    $  2,767,047  $  1,857,000
                                                   ============= =============


            See accompanying notes and accountant's review report

                          POTOMAC ENERGY CORPORATION
                          FORMERLY BUTTE COAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS


                                                   June 30,      December 31,
                                                   2000          1999
                                                   ------------- -------------
                                                   (Unaudited)
LIABILITIES
CURRENT LIABILITIES
 Bank overdraft                                    $     20,204  $          -
 Accounts payable                                       101,050             -
 Accrued taxes                                            4,003             -
 Accrued interest                                        35,484             -
 Notes payable                                                -        36,940
 Current portion of capital lease obligations             8,766             -
                                                   ------------- -------------
   Total Current Liabilities                            169,507        36,940
                                                   ------------- -------------

COMMITMENTS AND CONTINGENCIES                           300,000             -
                                                   ------------- -------------
LONG TERM LIABILITIES
 Capital lease obligations net of current portion         3,050             -
                                                   ------------- -------------
STOCKHOLDERS' EQUITY
 Preferred stock, series A, $0.001 par value,
  20,000,000 shares authorized, no shares
  issued and outstanding                                      -             -
 Common stock, $0.01 par value, 50,000,000
  shares authorized, 16,751,774 and 18,727,644
  shares issued and outstanding, respectively           187,277       167,518
 Additional paid-in capital                           2,694,700     1,767,482
 Accumulated deficit during development stage          (587,487)     (114,940)
                                                   ------------- -------------
   Total Stockholders' Equity                         2,294,490     1,820,060
                                                   ------------- -------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  2,767,047  $  1,857,000
                                                   ============= =============


               See accompanying notes and accountant's review report

                          POTOMAC ENERGY CORPORATION
                          FORMERLY BUTTE COAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                                        Period From
                               Three Months   Three Months    Six Months   Six Months   Inception
                                  Ended         Ended           Ended        Ended      (June 29, 1993)
                                 June 30,      June 30,        June 30,     June 30,    To
                                   2000          1999            2000         1999      June 30, 2000
                             -------------- --------------- ------------- ------------- ---------------
REVENUES                     $           -  $            -  $          -  $          -  $           -

COST OF REVENUES                         -               -             -             -              -
                             -------------- --------------- ------------- ------------- ---------------

GROSS PROFITS                            -               -             -             -              -
                             -------------- --------------- ------------- ------------- ---------------
GENERAL AND ADMINISTRATIVE
 EXPENSE
  Consulting                           198               -           198             -            198
  Depreciation                       4,622               -         4,622             -          4,622
  Exploration expenses             300,000               -       300,000             -        300,000
  Lease expenses                    14,776          14,776        14,776        14,776         51,716
  Legal and professional fees       26,706               -        26,706             -         26,706
  Salaries                          42,840               -        42,840             -         42,840
  Other general and
   administrative expenses          64,277               -        64,277             -         64,277
                             -------------- --------------- ------------- ------------- ---------------
     Total General and
     Administrative Expenses       453,419          14,776       453,419        14,776        490,359
                             -------------- --------------- ------------- ------------- ---------------

NET LOSS FROM OPERATIONS          (453,419)        (14,776)     (453,419)      (14,776)      (490,359)
                             -------------- --------------- ------------- ------------- ---------------
OTHER INCOME (EXPENSES)
  Write off of organization
   expense                               -         (78,000)            -       (78,000)       (78,000)
  Interest expense                 (19,128)              -       (19,128)            -        (19,128)
                             -------------- --------------- ------------- ------------- ---------------
     Total Other Income
     (Expenses)                    (19,128)        (78,000)      (19,128)      (78,000)       (97,128)
                             -------------- --------------- ------------- ------------- ---------------
NET LOSS BEFORE PROVISION
 FOR TAXES                        (472,547)        (92,776)     (472,547)      (92,776)      (587,487)

PROVISION FOR TAXES                      -               -             -             -              -
                             -------------- --------------- ------------- ------------- ---------------

NET LOSS                     $    (472,547) $      (92,776) $   (472,547) $    (92,776) $    (587,487)
                             ============== =============== ============= ============= ===============

BASIC AND DILUTED EARNINGS
 PER SHARE                   $       (0.03) $          Nil  $      (0.03) $        Nil  $       (0.03)
                             ============== =============== ============= ============= ===============

BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING             18,727,644      16,751,774    18,727,644    16,751,774     16,802,438
                             ============== =============== ============= ============= ===============


                   See accompanying notes and accountant's review report.

                         POTOMAC ENERGY CORPORATION
                          FORMERLY BUTTE COAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         Accumulated
                                                       Preferred Stock                   Deficit
                             Common Stock                Series A           Additional   During the     Total
                           ----------------------- ------------------------ Paid-in      Development    Stockholders'
                              Shares      Amount    Shares        Amount    Capital      Stage          Equity
                           ----------- ----------- ----------- ------------ ------------ -------------- ------------
Balance, January 1, 1993            -  $        -           -  $         -  $         -  $           -  $        -

Common stock issued for
 coal property at $0.11
 per share                  16,751,774    167,518           -            -    1,767,482              -    1,935,000

Net loss for the year
 ended December 31, 1993            -           -           -            -            -         (3,694)      (3,694)
                           ----------- ----------- ----------- ------------ ------------ -------------- ------------

Balance, December 31, 1993  16,751,774    167,518           -            -    1,767,482         (3,694)   1,931,306

Net loss for the year
 ended December 31, 1994            -           -           -            -            -         (3,694)      (3,694)
                           ----------- ----------- ----------- ------------ ------------ -------------- ------------

Balance, December 31, 1994  16,751,774    167,518           -            -    1,767,482         (7,388)   1,927,612

Net loss for the year
 ended December 31, 1995             -          -           -            -            -         (3,694)      (3,694)

                           ----------- ----------- ----------- ------------ ------------ -------------- ------------

Balance, December 31, 1995  16,751,774 $  167,518           -  $         -  $ 1,767,482  $     (11,082) $ 1,923,918


                                 See accompanying notes and accountant's review report.

                           POTOMAC ENERGY CORPORATION
                            FORMERLY BUTTE COAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                         Accumulated
                                                       Preferred Stock                   Deficit
                             Common Stock                Series A           Additional   During the     Total
                           ----------------------- ------------------------ Paid-in      Development    Stockholders'
                              Shares      Amount    Shares        Amount    Capital      Stage          Equity
                           ----------- ----------- ----------- ------------ ------------ -------------- ------------
Balance brought forward     16,751,774 $  167,518           -  $         -  $ 1,767,482  $     (11,082) $ 1,923,918

Net loss for the year ended
December 31, 1996                    -          -           -            -            -         (3,694)      (3,694)
                           ----------- ----------- ----------- ------------ ------------ -------------- ------------

Balance, December 31, 1996  16,751,774    167,518           -            -    1,767,482        (14,776)   1,920,224

Net loss for the year
 ended December 31, 1997             -          -           -            -            -         (3,694)      (3,694)
                           ----------- ----------- ----------- ------------ ------------ -------------- ------------

Balance, December 31, 1997  16,751,774    167,518           -            -    1,767,482        (18,470)   1,916,530

Net loss for the year
 ended December 31, 1998             -          -           -            -            -         (3,694)      (3,694)
                           ----------- ----------- ----------- ------------ ------------ -------------- ------------

Balance, December 31, 1998  16,751,774    167,518           -            -    1,767,482        (22,164)   1,912,836

Net loss for the year
 ended December 31, 1999             -          -           -            -            -        (92,776)     (92,776)
                           ----------- ----------- ----------- ------------ ------------ -------------- ------------

Balance, December 31, 1999  16,751,774    167,518           -            -    1,767,482       (114,940)   1,820,060


                                See accompanying notes and accountant's review report.

                           POTOMAC ENERGY CORPORATION
                            FORMERLY BUTTE COAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                         Accumulated
                                                       Preferred Stock                   Deficit
                             Common Stock                Series A           Additional   During the     Total
                           ----------------------- ------------------------ Paid-in      Development    Stockholders'
                              Shares      Amount    Shares        Amount    Capital      Stage          Equity
                           ----------- ----------- ----------- ------------ ------------ -------------- ------------
Balance, brought forward    16,751,774 $  167,518           -  $         -  $ 1,767,482  $    (114,940) $ 1,820,060

Stockholder loans converted
 to additional paid in
 capital                             -          -           -            -       51,716              -       51,716

Reverse Acquisition treated
 as recapitalization         1,975,870     19,759           -            -      875,502              -      895,261

Net loss for the period
 ended June 30, 2000
 (unaudited)                         -          -           -            -            -       (472,547)    (472,547)
                           ----------- ----------- ----------- ------------ ------------ -------------- ------------
Balance, June 30, 2000
(Unaudited)                 18,727,644 $  187,277           -  $         -  $ 2,694,700  $    (587,487) $ 2,294,490
                           =========== =========== =========== ============ ============ ============== ============


                 See accompanying notes and accountant's review letter.

                           POTOMAC ENERGY CORPORATION
                            FORMERLY BUTTE COAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Period From
                                                             Six Months     Six Months  Inception
                                                               Ended          Ended    (June 29, 1993)
                                                              June 30,       June 30,   to June 30,
                                                                2000          1999      2000
                                                           -------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $    (472,547) $    (92,776) $    (565,323)
  Adjustments to reconcile net loss
    Depreciation                                                   4,622             -          4,622
    Write off of organization expenses                                 -        78,000         78,000
    Lease expenses paid by stockholders                           14,776        14,776         29,552
    Exploration expenses                                         300,000             -        300,000
    Decrease (increase) in current assets
      Accounts receivable                                         (1,498)            -         (1,498)
      Deposits                                                    (4,061)            -         (4,061)
    Increase (decrease) in current liabilities
      Bank overdraft                                              20,204             -         20,204
      Accounts payable                                           101,050             -        101,050
      Accrued taxes                                                4,003             -          4,003
      Accrued interest                                            35,484             -         35,484
      Current portion of capital lease obligations                 8,766             -          8,766
                                                           -------------- ------------- --------------

  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                10,799             -         10,799
                                                           -------------- ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of oil and gas properties                            (561,418)            -       (561,418)
  Purchase of property and equipment                             (57,255)            -        (57,255)
  Purchase of investments                                       (290,000)            -       (290,000)
                                                           -------------- ------------- --------------

  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              (908,673)            -       (908,673)
                                                           -------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from capital lease obligations                          3,050             -          3,050
  Stock issued during reorganization                             895,261             -        895,261
                                                           -------------- ------------- --------------

  CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   898,311             -        898,311
                                                           -------------- ------------- --------------

NET INCREASE (DECREASE) IN CASH                                      437             -            437

CASH, BEGINNING OF PERIOD                                              -             -              -
                                                           -------------- ------------- --------------

CASH, END OF PERIOD                                        $         437  $          -  $         437
                                                           ============== ============= ==============

SUPPLEMENTAL INFORMATION
  Interest, paid in cash                                   $           -  $          -  $           -
  Taxes, paid in cash                                      $           -  $          -  $           -


                      See accompanying notes and accountant's review report.



                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Butte Coal, Inc. (hereinafter "Butte") was incorporated under the laws of the State of Utah on October 22, 1990. The Company emerged from dormancy on June 29, 1993 when it exchanged 16,751,774 shares of its common stock for 100% control of coal properties in Garfield County, Utah. The Company has been in the development stage since acquisition of these properties and is also involved in identifying, investigating, exploring, developing and operating oil and gas properties.

On April 1, 2000, Potomac Energy Corporation (hereinafter "Potomac") completed an agreement and plan of reorganization with Butte. In this reorganization, Potomac issued 16,751,744 shares of its common stock for all of the outstanding common stock of Butte, thereby passing control of Potomac to the stockholders of Butte. Pursuant to the plan of reorganization, Butte became a wholly owned subsidiary of Potomac.

The acquisition was accounted for as a recapitalization of Butte with Butte as the acquirer, because the shareholders of Butte controlled the Company immediately after the acquisition. As part of the transaction, the assets and liabilities of Butte were then transferred to Potomac, and Butte was effectively dissolved. There was no adjustment to the carrying value of the assets or liabilities of Butte in the exchange as the market value approximated the net carrying value. Potomac is the surviving entity for accounting purposes.

Development Stage Enterprise
----------------------------

Potomac is a development stage enterprise and has yet to generate revenues. Oil and gas exploration and development is speculative in nature and, as such, involves a high degree of risk. The Company plans to spend significant amounts on the acquisition and exploration of properties. These costs will require the Company to raise additional capital through debt or equity financing. Such additional financing may require the encumbrance of Company assets or agreements with other parties where others pay some of the costs of exploration in exchange for an interest in the property. The Company has acquired interests in properties internationally. Such plans have additional risks because, in some cases, the country where the acquisition occurs may be considered politically and/or economically unstable.

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Potomac Energy Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Estimates
----------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include depreciation, depletion, and amortization of proved oil and gas reserves. Oil and gas reserve estimates used as the basis for depletion are inherently imprecise and are expected to change as future information becomes available.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Cash Equivalents
----------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Coal Properties
---------------
Costs of acquiring, exploring and developing coal properties are capitalized by project area. Costs to maintain the rights and leases are expensed as incurred. When a property reaches the production state, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves.

Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

Impaired Asset Policy
----------------------
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe any further adjustments are needed to the carrying value of its assets at June 30, 2000.

Financial Accounting Standards
------------------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

Change in Accounting Policies
-----------------------------
During the year ended December 31, 1999, the Company changed its method of accounting for organization costs to conform to the requirements of Statement on Position 98-5, which requires start-up and organization costs to be expensed as incurred. The effect of the change was to increase net loss for the year ended December 31, 1999, by $78,000 (nil per share). The change has no effect on prior years.

Derivative Instruments
----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At June 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Interim Financial Statements
----------------------------
The interim financial statements as of and for the three months ended June 30, 2000 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

Development Stage
-----------------
The Company is in the development stage and has not commenced the sale of any products.

Principles of Consolidation:
---------------------------
The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiary, Potomac Exploration Acquisition Corporation (PEAC), an Oklahoma corporation; Potomac's wholly-owned subsidiary, Potomac Energy
(BVI), Ltd., a British Virgin Islands corporation; and Magdalena Energia, LLC, a Texas limited liability company and Butte Coal, Inc. All material intercompany accounts and transactions have been eliminated.


Fair Value of Financial Instruments
------------------------------------
The recorded amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short-term maturity of these items.

Investment Securities
---------------------
Investments, consisting of equity securities of private and small public companies, are stated at current market value. The Company classifies its marketable debt securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt securities are classified as "available for sale". Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method are included in earnings; unrealized holding gains and losses are reported as a separate component of Stockholders' Equity. Securities classified as held to maturity are carried at amortized cost. There were no investment securities owned by the Company as of the balance sheet date.

Property and Equipment
----------------------
Property and equipment is stated on the basis of cost. Maintenance and repairs are charged to expense. Renewals and betterments, which substantially extend the useful life of property, are capitalized. Accumulated allowances for depreciation of furniture, equipment, and leasehold improvements retired, or otherwise disposed of, are eliminated from the accounts on disposition. Profits and losses resulting from such disposition are included in income.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets (seven to ten years).

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Interests
---------------------
The Company follows the full-cost method of accounting for oil and natural gas properties. Under this method, all costs incurred in the exploration, acquisition, and development, including unproductive wells, are capitalized in separate cost centers for each country. Such capitalized costs include contract and concession acquisition, geological, geophysical, and other exploration work, drilling, completing and equipping oil and gas wells, constructing production facilities and pipelines, and other related costs.

The capitalized costs of oil and gas properties in each cost center are amortized on composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments of capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proved reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower or cost of fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

Since the Company has not produced any oil or gas, a provision for depletion has not been made.

Income Taxes
------------
At June 30, 2000, the Company had net operating loss carryforwards of approximately $587,000 that may be offset against future taxable operating income through 2014. No tax benefit has been reported in the financial statements, as the Company believes there is a significant chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

One of the Company's subsidiaries is a foreign corporation and is subject to the income tax laws of the various countries in which it may operate. Branch income from interests obtained through the association agreements in Colombia, South America are subject to Colombian corporate income tax at a rate of 35%, as well as a 7% remittance tax on funds transferred to the United States.

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation
----------------------------
The majority of all costs associated with foreign operations are paid in U.S. dollars as opposed to the local currency of the operations; therefore, the reporting and functional currency is the U.S. dollar. Gains and losses from foreign currency transactions are recognized in current net income.

Monetary items are translated using the exchange rate in effect at the Balance Sheet date; non-monetary items are translated using historical exchange rates. Revenues and expenses are translated at the average rates in effect on the dates they occur. No material gains or losses were incurred during the periods presented.

Loss Per Share
---------------
Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Outstanding warrants were not included in the computation of loss per share because the exercise price of the outstanding warrants is higher than the market price of the stock, thereby causing the warrants to be antidulutive.


NOTE 3 - JOINT INTEREST OPERATIONS

Potomac has entered into a joint venture agreement with Seven Seas Petroleum Colombia (Seven Seas), a branch of Seven Seas Petroleum, Inc., which is a Canadian corporation. Seven Seas has obtained association contracts for oil and gas reserves identified through preliminary investigation in the middle Magdalena Valley Basin in Central Colombia, South America. Seven Seas has been accepted by Ecopetrol, the state owned oil company in Colombia, to administer the association contracts covering certain properties known as the Rosa Blance and Montecristo Blocks. Seven Seas owns a 75 percent interest and Potomac owns a 25 percent interest with Seven Seas designated as the operator. As of December 31, 1999, no proven reserves were attributable to these contract areas.

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000


NOTE 3 -  JOINT INTEREST OPERATIONS (Continued)

In April 1998, the Company entered into an agreement to undertake a feasibility study for the mining of coal and generation of electricity in the Guaduas Field located in Central Colombia, South America. The agreement with the General Manager of Global Drilling de Colombia, provided for an interest in coal contracts in the area once the project's feasibility had been established. The general manager holds association contracts with the state agency of Colombia that oversees the production of coal. In December 1998, the Company organized a wholly owned subsidiary, Magdalena Energia, LLC, a Texas limited liability company, to manage its coal and generation of energy interests located in Colombia. As of December 31, 1999, the Company has terminated its pursuit of this project due to insufficient coal reserves. All costs incurred to date have been charged to expense.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company's predecessor, Potomac Energy (Bermuda), Ltd. was managed by BV Operating, Ltd., an Oklahoma corporation, in accordance with a consulting agreement. BV Operating, Ltd. (BV) is owned by common stockholders of Potomac. Potomac paid a fixed rate of $30,000 per month to BV. BV was responsible for costs and expenses of all offices, salaries, and wages plus applicable burdens and expenses except for directly chargeable items. The direct charges included labor costs and benefits for field employees employed on the joint property in Colombia, professional contract services, maintenance and repair of equipment, insurance, travel and other necessary expenses. The contract terminated as a result of the reorganization.

Potomac (Bermuda) and Potomac (BVI)'s offices are managed by a stockholder. The Company pays a fee to the stockholder of $1,500 per month, paid quarterly. The agreement between these parties is cancelable without notice.


NOTE 5 - COMMON STOCK

During the year ended December 31, 1993, the Company issued 16,751,774 shares of its common stock for acquisition of coal properties. The shares were valued at their fair market value on the date of issuance.

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000


NOTE 5 - COMMON STOCK (Continued)

In April 2000, the Company issued 1,975,870 shares of its common stock in a reverse merger acquisition and plan of reorganization. The shares were valued at their fair market value on the date of issuance.


NOTE 6 - PREFERRED STOCK

During 1999, the Company created a series of preferred stock with a $.001 par value, designated as Series A Convertible Preferred Stock. The preferred stock is not entitled to any dividends. The holders of the preferred stock are entitled to one and one-half votes per share on any matter brought before the holders of common stock.

The preferred stockholders have the right to convert their shares into one and one-half shares of common stock for each share of preferred stock. The Company may redeem the preferred stock at a price of 20% preference per share at any time after eighteen months from the date of issuance.

Upon liquidation, dissolution, or winding up of the Corporation, holders of preferred stock shall be entitled to receive 120% of the original purchase price plus any declared dividends before any distributions are made to common stock holders.

As of the date of these financial statements, no shares of the Company's preferred stock were issued and outstanding.


NOTE 7 - CAPITALIZED LEASES

In 1998, the Company acquired telephone and computer equipment in the amount of $46,379 that is subject to long-term capital leases. At June 30, 2000. the future minimum lease payments for these capital leases are as follows for the years ending on December 31:


           2000      $     8,766
           2001            3,050
                     -----------
                          11,816
                     ===========

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000




NOTE 8 - OPERATING LEASES

During 1998, the Company entered into a lease for office space in Oklahoma City for a term of five years. At June 30, 2000, minimum lease payments remaining under this lease are as follows for the years ending on December 31:


                    2000         $47,800
                    2001          49,674
                    2002          50,612
                    2003          25,306

NOTE 9 - INVESTMENTS

In November 1999, Potomac acquired a 9% interest in Dolphin Industries, Inc. for $290,000. During 1999, Dolphin acquired an abandoned oil refinery in western Oklahoma. As of May 9, 2000, the refinery was completing its renovations and hoped to be in operation by the end of May. Dolphin is also a development stage enterprise and its existence depends upon the completion of its renovations, obtaining adequate funding for a reliable supply of crude oil, and acquisition of sales contracts.


NOTE 10 - GOING CONCERN

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $472,547 for the six-month period ended June 30, 2000 and an accumulated deficit of $587,487 since inception. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years. The Company also believes that mergers with other companies will generate cash sufficient to assume its obligations.

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000

NOTE 11 - SUBSEQUENT EVENTS

Energas Resources, Inc.
-----------------------
On June 2, 2000, the Company executed a stock and asset exchange agreement with Energas Resources, Inc., an Oklahoma based publicly traded Canadian corporation. Under the terms of the agreement, Potomac is to exchange its wholly-owned subsidiary, Potomac Energy (BVI), Ltd., (whose major assets are 25% interests in the Colombian Rosablanca and Montescristo Association contracts), and a 9% interest in Dolphin Industries, Inc., (whose major asset is the Thomas Refinery), for 380,000 shares of restricted common stock of Energas plus 2,000,000 warrants. The two-year warrants are convertible to 2,000,000 shares of common stock with a strike price for the first year of $1.50 and for the second year of $1.72.

Although the Energas transaction was not yet consummated, the Company still plans to sell these assets.

Gayland Coal, Inc.
------------------
On July 24, 2000, the Company entered into a plan of reorganization with Gayland Coal, Inc., a firm whose principal asset is a nonoperating steam turbine generating plant. The plan of reorganization calls for the Company to issue 14,449,000 shares of its common stock to shareholders of Gayland in exchange for all the outstanding stock of Gayland. The merger acquisition was finalized on July 31, 2000.


NOTE 12 - OIL AND GAS INFORMATION

Capitalized costs at June 30, 2000 relating to the Company's oil and gas activities consist of unproved properties in Columbia and are stated at $561,418 in these financial statements. Exploration costs incurred to date exceed $300,000.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company has been notified that its share of exploration expenses related to its Colombian oil and gas properties for the six months ended June 30, 2000 will be in excess of $300,000. As of the date of this report, however, no invoice had been received. The $300,000 is reflected as commitments and contingencies in these financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Report. The Company filed a Form 8-K on August 11, 2000 outlining changes in control and ownership of the Company, and a Form 8-K on August 21, 2000, relating to a change in the Company's certifying accountant. The following information should be read in conjunction with of the Company's recently filed reports.

RECENT EVENTS

     On August 8, 2000 a certificate of merger was filed with the Oklahoma Secretary of State merging Gayland Coal, Inc., a Utah corporation ("Gayland"), into Potomac Energy Corporation, an Oklahoma corporation (Acquisition Corporation) and became a wholly owned subsidiary of Potomac Energy Corporation. Potomac was the surviving constituent corporation (the
Merger-Acquisition).   The Acquisition was completed in accordance with the
Agreement and Plan of Reorganization and between Potomac Energy Corporation and Gayland Coal, Inc. dated July 28, 2000 (the Merger Agreement). The parties desire the transaction to qualify as a tax-free reorganization under
Section 368 (a)(1)(B) of the Internal Revenue Code of 1986, as amended. Pursuant to the Merger Agreement, (i) Potomac Energy Corporation (the Company) agreed to issue and deliver 14,499,000 shares of the Company=s common stock to the shareholders of Gayland.

     On August 15, the Company's Board of Directors accepted the resignation of Smith Carney & Company, P.C. as the Company's certifying accountants and appointed Williams & Webster, P.S. as the Company's new certifying accountants.

RESULTS OF OPERATIONS

         The following discussion and analysis of results of operations discussed below are for the period ending June 30, 2000.

         The Company is a development stage company that during the period ending June 30, 2000, did not have any revenue and incurred a net loss of $472,547. In 1999, for the period ending June 30, the net loss was $92,776. In the future and as a result of the change of control of the Company, it is anticipated that the Company will not derive its income from revenues generated by oil, gas or coal sales, but rather from its investments in and sales from emerging growth companies which the Company either owns or has an interest. There is no assurance that the Company will have revenues from oil, gas or coal sales in the future. The Company generated no interest income during 1999 or 1998. For the period ending June 30, 2000, the Company continued to fulfill it's work commitments on the Rosablanca and Montecristo Association Contracts and entered a Definitive Agreement to acquire Butte Coal, Inc., and in connection therewith incurred $26,706 in professional fees and consulting expenses and incurred miscellaneous expenses of $300,000. This versus the period ending June 30, 1999 expenses of $0 for professional and consulting fees and $0 for miscellaneous expenses. Other than the activities associated with obtaining the fulfilling the required work commitments of the Rosablanca and Montecristo Association Contracts, Potomac only activity was in pursuit of the Merger-Acquisition with Butte Coal, Inc.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Potomac has financed its development state activities through the sale of equity securities and does not have any borrowing facilities or arrangements in place to fund its capital commitments. For the period ending June 30, 2000, net cash provided by operating activities totaled $10,799 versus the same period in 1999 which totaled $0, net cash used by investing activities for the period ending June 30, 2000 was $908,673 versus 1999 which was $0 and net cash provided by financing activities for the period ending June 30, 2000 totaled $898,311 versus 1999 which used $0. As of June 30, 2000 the Company had positive working capital of $122,428 compared to no working capital at June 30, 1999.

         Under the terms of the Rosablanca and Montecristo Association Contracts, the Company has certain minimum work commitments on a joint venture basis with Seven Seas, the Company's share of such costs is estimated to be approximately $750,000. In addition to the minimum work commitments, the Company had established a 24-month plan of development of the Rosablanca and Montecristo Blocks. The Company's working capital figure at June 30, 2000 appears to be jeopardized by the Company's share of the Colombian work commitments required, more than any other single factor, the Board of the Company to take action to find a suitable merger candidate that would protect the shareholders investment and provide the possibility of future liquidity. The Company anticipates that the costs of development of the Rosablanca and Montecristo Blocks will be funded by a third party that acquires these properties as disposed by the Company. Additionally, the Company hopes to receive additional monies from the sale and disposition of its interests in Dolphin Industries, Inc. and, as of June 30, 2000, Butte Coal, Inc. The Company may attempt to fund the future cash requirements of the Company through the offering of either equity and debt securities and, although unlikely, borrowings. There is no assurance that any such funding will be available or on terms acceptable to the Company.

         PLAN OF OPERATION

          The Company as a result of the Merger-Acquisition and the change in voting and management control has developed the following plan of operation to be followed during the next nine to twelve months.

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

PART II

ITEM 1. LEGAL PROCEEDINGS
        None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
        None.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 4. OTHER INFORMATION
        None.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  EXHIBITS:

1.1     Agreement and Plan of Merger, amongst Registrant, Gayland Coal,
        Inc. and Potomac Energy Corporation, Fred Young, Winfield Moon,
        Jr. dated July 28, 2000, incorporated by reference to Registrant's Form 8-K, dated July 28, 2000, filed with the Securities and Exchange Commission on August 11, 2000

2.1 Association Contract between Empresa Colombiana De Petroleos and Seven Seas Petroleum Colombia, the Rosablanca sector, dated November 19, 1997, incorporated by reference to Registrant's Form 10-KSB Annual Report for the year ended December 31, 1997.

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

2.8     Potomac Energy Corporations Merger Agreement and Plan of
        Reorganization (Amended and Restated) with Butte Coal, Inc. dated March 31, 2000, incorporated by reference to the Registrant's Form 8-K dated June 26, 2000.

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

16 Letter re: Change of Accountants, incorporated by reference from Registrant's Form 8-k dated August 11, 2000, and filed with the Securities and Exchange Commission on August 21, 2000.

(b)  REPORTS ON FORM 8-K.

         The Company filed a report on Form 8-K identifying changes in control and ownership of the registrant on August 11, 2000.

     The Company filed a report on Form 8-K reporting a change in the Company's certifying accountant on August 21, 2000.


                            SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       POTOMAC ENERGY CORPORATION
                       (Formerly Midwestern Resources, Inc.)
                       (Registrant)


                        By: /s/ Fred W. Young
                           --------------------------------------------------
                            Fred W. Young
                            President and Chief Executive Officer

Date: August 21, 2000