Form 10QSB
period 2000-09-30
POTOMAC ENERGY CORP
filed 2000-11-20
CIK 316643

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 19934 for the quarterly period ended September 30, 2000.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and has ben subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ]    No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 18, 2000, 33,108,297 shares of issuer's Common Stock, $.01 par value per share, were outstanding. - See Item 2. Management's Discussion and Analysis or Plan of Operations.


                    TRANSITIONAL SMALL BUSINESS DISCLOSURE
                             FORMAT (CHECK ONE):
                                 Yes    No X

                              TABLE OF CONTENTS
PART I-FINANCIAL INFORMATION

Item 1.  Financial Statements Independent Accountants' Report

Consolidated Balance Sheets, September 30, 2000 (Unaudited) and December 31, 1999 (Audited)

Consolidated Statements of Operations for Three and Nine Months Ended September 30, 2000 (Unaudited), the Period from Inception (April 7, 1997) to September 30, 2000, and the Three and Nine Months Ended September 30, 1999 (Unaudited)

Statements of Stockholders' Equity

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000(Unaudited), the Period from Inception (April 7, 1997) to September 30, 2000, and the Nine Months Ended September 30, 1999 (Unaudited)

Notes to Consolidated Financial Statements (September 30, 2000 Information is Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operations

PART II- OTHER INFORMATION

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

ITEM I- FINANCIAL INFORMATION

Item. Financial Statements Independent Accountant's Report


                          POTOMAC ENERGY CORPORATION

                      Consolidated Financial Statements

                              September 30, 2000


                           Williams & Webster, P.S.
                         Certified Public Accountants
                       Bank of America Financial Center
                         601 W Riverside l Suite 1940
                              Spokane, WA  99201
                                (509) 838-5111

                          POTOMAC ENERGY CORPORATION
                              September 30, 2000

                              TABLE OF CONTENTS


ACCOUNTANT'S REVIEW REPORT                                        1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                 2

      Consolidated Statements of Operations                       3

      Consolidated Statement of Stockholders' Equity              4

      Consolidated Statements of Cash Flows                       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6

Board of Directors
Potomac Energy Corporation
Vancouver, B.C.
CANADA

                          Accountant's Review Report

We have reviewed the accompanying consolidated balance sheet of Potomac Energy Corporation as of September 30, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the nine months ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended December 31, 1999 were audited by other accountants and expressed an unqualified opinion on them in the report dated July 19, 2000, but we have not performed any auditing procedures since that date.

As discussed in Note 2, the realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, PS

Williams & Webster, P.S.
Certified Public Accountants
Spokane, WA
November 17, 2000

                          POTOMAC ENERGY CORPORATION
                          FORMERLY BUTTE COAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEET



                                                   September 30,
                                                       2000       December 31,
                                                    (Unaudited)      1999
                                                  -------------- -------------
ASSETS

CURRENT ASSETS
  Cash                                            $          25  $          -
  Accounts receivable                                     1,498             -
  Investments                                           290,000             -
                                                  -------------- -------------
    Total Current Assets                                291,523             -
                                                  -------------- -------------

OIL, GAS AND COAL PROPERTIES
  Oil and gas properties                                971,418             -
  Steam turbine and generator                        19,936,125             -
  Coal properties                                     1,857,000     1,857,000
                                                  -------------- -------------
    Total Oil, Gas and Coal Properties               22,764,543     1,857,000
                                                  -------------- -------------
PROPERTY AND EQUIPMENT
  Furniture and equipment                                15,037             -
  Office equipment                                       59,109             -
  Leasehold improvements                                      -             -
  Less accumulated depreciation                         (32,530)            -
                                                  -------------- -------------
    Total Property and Equipment                         41,616             -
                                                  -------------- -------------
OTHER ASSETS
  Deposits                                                4,061             -
                                                  -------------- -------------

TOTAL ASSETS                                      $  23,101,743  $  1,857,000
                                                  ============== =============


LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                $     506,579  $          -
  Accrued taxes                                           4,003             -
  Accrued expenses                                            -             -
  Notes payable                                          35,484        36,940
  Notes payable, related parties                        220,000             -
  Capital lease payable                                  11,816             -
                                                  -------------- -------------
    Total Current Liabilities                           777,882        36,940
                                                  -------------- -------------

COMMITMENTS AND CONTINGENCIES                                 -             -
                                                  -------------- -------------
LONG TERM LIABILITIES                                         -             -


STOCKHOLDERS' EQUITY
  Preferred stock, series A, $0.001 par value,
   20,000,000 shares authorized; 290,000
   shares issued and outstanding                            290             -
  Common stock, $0.01 par value, 50,000,000
   shares authorized; 33,108,297 and
   16,751,774 shares issued and outstanding,
   respectively                                         331,083       167,518
  Additional paid-in capital                         22,486,729     1,767,482
  Accumulated deficit during development stage         (494,241)     (114,940)
                                                  -------------- -------------
    Total Stockholders' Equity                       22,323,861     1,820,060
                                                  -------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  23,101,743  $  1,857,000
                                                  ============== =============


            See accompanying notes and accountant's review report.
                                      2

                          POTOMAC ENERGY CORPORATION
                          FORMERLY BUTTE COAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Three Months  Three Months  Nine Months   Nine Months   Inception
                                  Ended         Ended         Ended         Ended         (June 29,
                                  September 30, September 30, September 30, September 30, 1993) to
                                  2000          1999          2000          1999          Sept. 30, 2000
                                  ------------- ------------- ------------- ------------- --------------
REVENUES                          $          -  $          -  $          -  $          -  $           -

COST OF REVENUES                             -             -             -             -              -
                                  ------------- ------------- ------------- ------------- --------------
GROSS PROFITS                                -             -             -             -              -
                                  ------------- ------------- ------------- ------------- --------------

GENERAL AND ADMINISTRATIVE EXPENSE
   Consulting                                -             -           198             -            198
   Depreciation                          4,105             -         8,727             -          8,727
   Geophysical expenses                126,170             -       126,170             -        126,170
   Lease expenses                            -             -        51,716             -         51,716
   Legal and professional fees          23,815             -        50,521             -         50,521
   Salaries                                  -             -        42,840             -         42,840
   Other general and
    administrative expenses             52,664             -        99,129             -         99,129
                                  ------------- ------------- ------------- ------------- --------------
    Total General and
      Administrative Expenses          206,754             -       379,301             -        379,301
                                  ------------- ------------- ------------- ------------- --------------

NET LOSS FROM OPERATIONS              (206,754)            -      (379,301)            -       (379,301)
                                  ------------- ------------- ------------- ------------- --------------
OTHER INCOME (EXPENSES)
  Write off of organization expense          -             -             -             -        (78,000)
  Interest expense                           -             -             -             -        (19,128)
                                  ------------- ------------- ------------- ------------- --------------
  Total Other Income (Expenses)              -             -             -             -        (97,128)
                                  ------------- ------------- ------------- ------------- --------------

LOSS BEFORE PROVISION FOR TAXES       (206,754)            -      (379,301)            -       (476,429)

INCOME TAXES                                 -             -             -             -              -
                                  ------------- ------------- ------------- ------------- --------------
NET LOSS                          $   (206,754) $          -  $   (379,301) $          -  $    (476,429)
                                  ============= ============= ============= ============= ==============
BASIC AND DILUTED EARNINGS
 PER SHARE                        $      (0.01) $          -  $      (0.02) $          -  $       (0.03)
                                  ============= ============= ============= ============= ==============
BASIC AND DILUTED WEIGHTED
 AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                 18,727,644    16,751,774    18,727,644    16,751,774     16,802,438
                                  ============= ============= ============= ============= ==============



             See accompanying notes and accountant's review report.
                                        3

                          POTOMAC ENERGY CORPORATION
                           FORMERLY BUTTE COAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                               Preferred Stock                                            Deficit
                                 Series A               Common Stock         Additional   During the     Total
                          ----------------------- ------------------------   Paid-in      Development    Stockholders'
                             Shares      Amount    Shares        Amount      Capital      Stage          Equity
                          ----------- ----------- ------------- ------------ ------------ -------------- ------------
Common stock issued for
 coal property at $0.11
 per share                          -          -    16,751,774      167,518    1,767,482              -    1,935,000

Net loss for the year
 ended December 31, 1993            -          -             -            -            -         (3,694)      (3,694)
                          ----------- ----------- ------------- ------------ ------------ -------------- ------------
Balance, December 31,
 1993                               -          -    16,751,774      167,518    1,767,482         (3,694)   1,931,306

Net loss for the year
 ended December 31, 1994            -          -             -            -            -         (3,694)      (3,694)
                          ----------- ----------- ------------- ------------ ------------ -------------- ------------
Balance, December 31,
 1994                               -          -    16,751,774      167,518    1,767,482         (7,388)   1,927,612

Net loss for the year
 ended December 31, 1995            -          -             -            -            -         (3,694)      (3,694)
                          ----------- ----------- ------------- ------------ ------------ -------------- ------------
Balance, December 31,
 1995                               -          -    16,751,774      167,518    1,767,482        (11,082)   1,923,918

Net loss for the year
 ended December 31, 1996            -          -             -            -            -         (3,694)      (3,694)
                          ----------- ----------- ------------- ------------ ------------ -------------- ------------
Balance, December 31, 1996          -          -    16,751,774      167,518    1,767,482        (14,776)   1,920,224

Net loss for the year
 ended December 31, 1997            -          -             -            -            -         (3,694)      (3,694)
                          ----------- ----------- ------------- ------------ ------------ -------------- ------------
Balance, December 31, 1997          -          -    16,751,774      167,518    1,767,482        (18,470)   1,916,530

Net loss for the year
 ended December 31, 1998            -          -             -            -            -         (3,694)      (3,694)
                          ----------- ----------- ------------- ------------ ------------ -------------- ------------
Balance, December 31, 1998          -          -    16,751,774      167,518    1,767,482        (22,164)   1,912,836

Net loss for the year
 ended December 31, 1999            -          -             -            -            -        (92,776)     (92,776)
                          ----------- ----------- ------------- ------------ ------------ -------------- ------------
Balance, December 31, 1999          -          -    16,751,774      167,518    1,767,482       (114,940)   1,820,060

Stockholder loans converted
to additional paid in capital       -          -             -            -       51,716              -       51,716

Reverse acquisition treated
 as recapitalization          290,000        290     1,857,523       18,575      876,396              -      895,261

Issuance of stock for
 acquisition of Gayland
 Coal, Inc.                         -          -    14,499,000      144,990   19,791,135              -   19,936,125

Net loss for the period
 ended September 30, 2000
(unaudited)                         -          -             -            -            -       (379,301)    (379,301)
                          ----------- ----------- ------------- ------------ ------------ -------------- ------------
Balance, September 30,
 2000,  (unaudited)           290,000 $      290    33,108,297  $   331,083  $22,486,729  $    (494,241) $22,323,861
                          =========== =========== ============= ============ ============ ============== ============


              See accompanying notes and accountant's review report.
                                         4

                            POTOMAC ENERGY CORPORATION
                             FORMERLY BUTTE COAL, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                                       Period From
                                                          Nine Months    Nine Months   Inception
                                                          Ended          Ended         (June 29, 1993)
                                                          September 30,  September 30, to
                                                          2000           1999          September 30, 2000
                                                          -------------- ------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $    (379,301) $          -  $     (379,301)
  Adjustments to reconcile net loss
    Depreciation                                                  8,727             -           8,727
    Decrease (increase) in current assets
      Accounts receivable                                          (338)            -            (338)
    Increase (decrease) in current liabilities
      Accounts payable                                          151,978             -         151,978
      Notes payable                                              (1,456)            -          (1,456)
      Accrued taxes                                                (113)            -            (113)
                                                          -------------- ------------- ---------------

    NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES           (220,503)            -        (220,503)
                                                          -------------- ------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash acquired in reverse acquisition                              528             -             528
  Deposits                                                            -             -               -
                                                          -------------- ------------- ---------------

    NET CASH PROVIDED BY INVESTING ACTIVITIES                       528             -             528
                                                          -------------- ------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party loans                             220,000             -         220,000
                                                          -------------- ------------- ---------------

    CASH PROVIDED BY FINANCING ACTIVITIES                       220,000             -         220,000
                                                          -------------- ------------- ---------------

NET INCREASE (DECREASE) IN CASH                                      25             -              25

CASH, BEGINNING OF PERIOD                                             -             -               -
                                                          -------------- ------------- ---------------

CASH, END OF PERIOD                                       $          25  $          -  $           25
                                                          ============== ============= ===============
SUPPLEMENTAL INFORMATION
  Interest, paid in cash                                  $           -  $          -  $            -
  Taxes, paid in cash                                     $           -  $          -  $            -

            See accompanying notes and accountant's review report.

                                       5

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2000

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

On April 1, 2000, Potomac Energy Corporation (hereinafter "Potomac" or the "Company") completed an agreement and plan of reorganization with Butte. In this reorganization, Potomac issued 16,751,744 shares of its common stock for all of the outstanding common stock of Butte, thereby passing control of Potomac to the stockholders of Butte. Pursuant to the plan of reorganization, Butte became a wholly owned subsidiary of Potomac. See Note 6.

The acquisition was accounted for as a recapitalization of Butte with Butte as the acquirer, because the shareholders of Butte controlled the Company immediately after the acquisition. As part of the transaction, the assets and liabilities of Butte were then transferred to Potomac. There was no adjustment to the carrying value of the assets or liabilities of Butte in the exchange as the market value approximated the net carrying value. Potomac is the surviving entity for accounting purposes.

The Company's year-end is December 31.


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

Development Stage Enterprise
-----------------------------
Potomac is a development stage enterprise and has yet to generate revenues. Oil and gas exploration and development is speculative in nature and, as such, involves a high degree of risk. The Company plans to spend significant amounts on the acquisition and exploration of properties. These costs will require the Company to raise additional

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development Stage Enterprise (continued)
----------------------------------------
capital through debt or equity financing. Such additional financing may require the encumbrance of Company assets or agreements with other parties where others pay some of the costs of exploration in exchange for an interest in the property. The Company has acquired interests in properties internationally. Such interests may have additional risks because, in some cases, the country where the acquisition occurs may be considered politically and/or economically unstable.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include depreciation, depletion, and amortization of proved oil and gas reserves. Oil and gas reserve estimates used as the basis for depletion are inherently imprecise and are expected to change as future information becomes available.

Accounting Method
------------------
The Company's financial statements are prepared using the accrual method of accounting.

Cash Equivalents
----------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Impaired Asset Policy
---------------------
In March 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000.

Financial Accounting Standards
------------------------------
The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods or services.

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Change in Accounting Policies
------------------------------
During the year ended December 31, 1999, the Company changed its method of accounting for organization costs to conform to the requirements of Statement of Position 98-5, which requires start-up and organization costs to be expensed as incurred. The effect of the change was to increase net loss for the year ended December 31, 1999 by $78,000 (nil per share). The change has no effect on prior years.

Derivative Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Interim Financial Statements
----------------------------
The interim financial statements as of and for the nine months ended September 30, 2000 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Development Stage
-----------------
The Company is in the development stage and has not commenced the sale of any products.

Principles of Consolidation:
---------------------------
The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiary, Potomac Exploration Acquisition Corporation (PEAC), an Oklahoma corporation; Potomac's wholly-owned subsidiary, Potomac Energy
(BVI), Ltd., a British Virgin Islands corporation; and Magdalena Energia, LLC, a Texas limited liability company; Butte Coal, Inc. and Gayland Coal, Inc.
All material intercompany accounts and transactions have been eliminated.

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
------------------------------------
The recorded amounts of cash, accounts receivable, and accounts payable approximate fair value because of the short-term maturity of these items.

Property and Equipment
----------------------

Property and equipment is stated at cost. Maintenance and repairs which do not extend the useful life of the property and equipment are charged to expense. Renewals and betterments, which substantially extend the useful life of property, are capitalized. Accumulated allowances for depreciation of furniture, equipment, and leasehold improvements retired, or otherwise disposed of, are eliminated from the accounts on disposition. Profits and losses resulting from such disposition are included in income.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets (seven to ten years).

Income Taxes
------------
At September 30, 2000, the Company had net operating loss carryforwards of approximately $490,000 that may be offset against future taxable operating income through 2014. No tax benefit has been reported in the financial statements, as the Company believes there is a significant chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)
---------------------------------------
from foreign currency transactions are reflected in the results of operations. No material gains or losses were incurred during the periods presented.

Basic and Diluted Loss Per Share
---------------------------------
Basic and diluted loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Basic and diluted loss per share is the same, as inclusion of common stock equivalents would be antidilutive.

Reclassifications
-----------------
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - ACCOUNTING FOR COAL AND OIL INTERESTS

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

The capitalized costs of oil and gas properties in each cost center are amortized on composite units of production method based on future gross revenues from proved reserves. Sales or other dispositions of oil and gas properties are normally accounted for as adjustments to capitalized costs. Gain or loss is not recognized in income unless a significant portion of a cost center's reserves is involved. Capitalized costs associated with acquisition and evaluation of unproved properties are excluded from amortization until it is determined whether proven reserves can be assigned to such properties or until the value of the properties is impaired. If the net capitalized costs of oil and gas properties in a cost center exceed an amount equal to the sum of the present value of estimated future net revenues from proved oil and gas reserves in the cost center and the lower of cost of fair value of properties not being amortized, both adjusted for income tax effects, such excess is charged to expense.

                         POTOMAC ENERGY CORPORATION
                          FORMERLY BUTTE COAL, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2000

NOTE 3 - ACCOUNTING FOR COAL AND OIL INTERESTS (continued)

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

NOTE 4 - JOINT INTEREST OPERATIONS

Potomac has entered into a joint venture agreement with Seven Seas Petroleum Colombia (Seven Seas), a branch of Seven Seas Petroleum, Inc., which is a Canadian corporation. Seven Seas has obtained association contracts for oil and gas reserves identified through preliminary investigation in the Magdalena Valley Basin in Central Colombia, South America. Seven Seas has been accepted by Ecopetrol, the state owned oil company in Colombia, to administer the association contracts covering certain properties known as the Rosa Blance and Montecristo Blocks. Seven Seas owns a 75 % interest and Potomac owns a 25 % interest with Seven Seas designated as the operator. As of September 30, 2000, no proven reserves were attributable to these contract areas.

In April 1998, the Company entered into an agreement to undertake a feasibility study for the mining of coal and generation of electricity in the Guaduas Field located in Central Colombia, South America. The agreement with the General Manager of Global Drilling de Colombia provided for an interest in coal contracts in the area when the project's feasibility had been established. The general manager holds association contracts with the state agency of Colombia that oversees the production of coal. In December 1998, the Company organized a wholly owned subsidiary, Magdalena Energia, LLC, a Texas limited liability company, to manage its coal and generation of energy interests located in Colombia. As of December 31, 1999, the Company has terminated its pursuit of this project due to insufficient coal reserves. All costs incurred to date have been charged to expense.

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2000

NOTE 5 - RELATED PARTY TRANSACTIONS

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

Potomac (Bermuda) and Potomac (BV)'s offices are managed by a stockholder.
The Company pays a fee to the stockholder of $1,500 per month, paid quarterly. The agreement between these parties is cancelable without notice.

NOTE 6 - COMMON STOCK

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

The Company acquired all of the outstanding common stock of Butte Coal, Inc. For accounting purposes, the acquisition has been treated as a recapitalization of Butte with Butte as the acquirer (reverse acquisition). The historical financial statements prior to April 2000 are those of Butte.

Gayland Coal, Inc.
------------------
On July 24, 2000, the Company entered into a plan of reorganization with Gayland Coal, Inc., a firm whose principal asset is a nonoperating steam turbine generating plant. In the plan of reorganization, the Company issued 14,499,000 shares of its common stock to shareholders of Gayland in exchange for all the outstanding stock of Gayland. The fair market value of Potomac Energy's stock at the date of the acquisition was $1.37. The merger acquisition was finalized on July 31, 2000.

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2000

NOTE 7 - PREFERRED STOCK

During 1999, the Company created a series of preferred stock with a $0.001 par value, designated as Series A Convertible Preferred Stock. The preferred stock is not entitled to any dividends. The holders of the preferred stock are entitled to one and one-half votes per share on any matter brought before the holders of common stock.

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

As of the date of these financial statements, 290,000 shares of the Company's preferred stock are issued and outstanding.

NOTE 8 - CAPITALIZED LEASES

In 1998, the Company acquired telephone and computer equipment in the amount of $46,379 that is subject to long-term capital leases. At June 30, 2000, the future minimum lease payments for these capital leases are as follows for the years ending on December 31:


            2000        $  8,766
            2001           3,050
                        --------
                        $ 11,816
                        ========

NOTE 9 - OPERATING LEASES

During 1998, the Company entered into a lease for office space in Oklahoma City for a term of five years. At June 30, 2000, minimum lease payments remaining under this lease are as follows for the years ending on December 31:


         2000          $     47,800
         2001                49,674
         2002                50,612
         2003                25,306

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2000

NOTE 10 - INVESTMENTS

In November 1999, Potomac acquired a 9% interest in Dolphin Industries, Inc. for $290,000. During 1999, Dolphin acquired an abandoned oil refinery in western Oklahoma. As of September 30, 2000, the refinery was completing its renovations and plans to be in operation by the end of the year. Dolphin is also a development stage enterprise and its existence depends upon the completion of its renovations, obtaining adequate funding for a reliable supply of crude oil, and acquisition of sales contracts.

NOTE 11 - GOING CONCERN

As shown in the accompanying financial statements, the Company has no revenues, has incurred a net loss of $379,301 for the nine-month period ended September 30, 2000 and has an accumulated deficit of $494,241 since inception. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has plans to seek additional capital through significant private placements of its common stock. The Company also believes that mergers with other companies will generate cash sufficient to assume its obligations.

NOTE 12 - SUBSEQUENT EVENTS

Energas Resources, Inc.
----------------------
On June 2, 2000, the Company executed a stock and asset exchange agreement with Energas Resources, Inc., an Oklahoma-based publicly traded Canadian corporation. Under the terms of the agreement, Potomac is to exchange its wholly-owned subsidiary, Potomac Energy (BVI), Ltd., (whose major assets are 25% interests in the Colombian Rosablanca and Montescristo Association contracts), and a 9% interest in Dolphin Industries, Inc., (whose major asset is the Thomas Refinery), for 380,000 shares of restricted common stock of Energas plus 2,000,000 warrants. The two-year warrants are convertible to 2,000,000 shares of common stock with a strike price for the first year of $1.50 and for the second year of $1.72.

Although the Energas transaction was not yet consummated, the Company still plans to sell these assets.

                    POTOMAC ENERGY CORPORATION
                    FORMERLY BUTTE COAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 2000

NOTE 13 - OIL AND GAS INFORMATION

Capitalized costs at June 30, 2000 relating to the Company's oil and gas activities consist of unproved properties in Columbia and are stated at $971,418 in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Report.

         RESULTS OF OPERATIONS

         The following discussion and analysis of results of operations discussed below are for the period ending September 30, 2000.

         The Company is a development stage company that during the period ending September 30, 2000, did not have any revenue and incurred a net loss of $379,301. In 1999, for the period ending September 30, the net loss was $0. In the future and as a result of the change of control of the Company, it is anticipated that the Company will not derive its income from revenues generated by oil, gas or coal sales, but rather from its investments in and sales from emerging growth companies which the Company either owns or has an interest. There is no assurance that the Company will have revenues from oil, gas or coal sales in the future. The Company generated no interest income during 1999 or 1998. For the period ending September 30, 2000, the Company continued to fulfill it's work commitments on the Rosablanca and Montecristo Association Contracts and entered a Definitive Agreement to acquire Butte Coal, Inc., and in connection therewith incurred $26,706 in professional fees and consulting expenses and incurred exploration expenses of $410,000. This versus the period ending September 30, 1999 expenses of $0 for professional and consulting fees and $0 for miscellaneous expenses. Other than the activities associated with obtaining the fulfilling the required work commitments of the Rosablanca and Montecristo Association Contracts, Potomac only activity was in pursuit of the Merger-Acquisition with Butte Coal, Inc.

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

         LIQUIDITY AND CAPITAL RESOURCES

         Potomac has financed its development state activities through the sale of equity securities and does not have any borrowing facilities or arrangements in place to fund its capital commitments. For the period ending September 30, 2000, net cash used by operating activities totaled $220,503 versus the same period in 1999 which totaled $0, net cash provided by investing activities for the period ending September 30, 2000 was $528 versus 1999 which was $0 and net cash provided by financing activities for the period ending September 30, 2000 totaled $220,000 versus 1999 which used $0. As of September 30, 2000 the Company had negative working capital of $486,359 compared to no working capital at September 30, 1999.

         Under the terms of the Rosablanca and Montecristo Association Contracts, the Company has certain minimum work commitments on a joint venture basis with Seven Seas, the Company's share of such costs is estimated to be approximately $750,000. In addition to the minimum work commitments, the Company had established a 24-month plan of development of the Rosablanca and Montecristo Blocks. The Company's working capital figure at September 30, 2000 appears to be jeopardized by the Company's share of the Colombian work commitments required, more than any other single factor, the Board of the Company to take action to find a suitable merger candidate that would protect the shareholders investment and provide the possibility of future liquidity. The Company anticipates that the costs of development of the Rosablanca and Montecristo Blocks will be funded by a third party that acquires these properties as disposed by the Company. Additionally, the Company hopes to receive additional monies from the sale and disposition of its interests in Dolphin Industries, Inc. and, as of September 30, 2000, Butte Coal, Inc. The Company may attempt to fund the future cash requirements of the Company through the offering of either equity and debt securities and, although unlikely, borrowings. There is no assurance that any such funding will be available or on terms acceptable to the Company.

         PLAN OF OPERATION

          The Company has developed the following plan of operation to be followed during the next nine to twelve months.

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

(b)  REPORTS ON FORM 8-K.

         The Company filed a report on Form 8-K/A on October 13, 2000, which contained certain financial information relating to the Company's acquisition of Gayland Coal, Inc.


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

Date: November 20, 2000